Form 10-Q
period 2004-06-30
SI Financial Group, Inc.
filed 2004-09-27
CIK 1292580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-50801


                            SI FINANCIAL GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           FEDERAL                                        84-1655232
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


803 MAIN STREET, WILLIMANTIC, CONNECTICUT                          06226
-------------------------------------------------              -------------
(Address of principal executive offices)                        (Zip Code)


                                 (860) 423-4581
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes             No        X
    ----------      --------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No        X
    ----------      --------------

         As of September 27, 2004, there were 1,000 shares of the registrant's common stock outstanding.



                            SI FINANCIAL GROUP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                         PAGE NO.

         Item 1.  Financial Statements of SI Bancorp, Inc. and Subsidiaries

                  Consolidated Statements of Financial Condition at June 30, 2004 (unaudited) and
                  December 31, 2003..............................................................         2

                  Consolidated Statements of Income (unaudited) for the three and six months ended
                  June 30, 2004 and 2003.........................................................         3

                  Consolidated Statements of Comprehensive Income (unaudited)
                  for the three and six months ended June 30, 2004 and 2003......................         4

                  Consolidated Statements of Cash Flows (unaudited) for the six months ended
                  June 30, 2004 and 2003.........................................................         5

                  Notes to Consolidated Financial Statements.....................................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................         13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................         19

         Item 4.  Controls and Procedures........................................................         22


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................         22

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................         22

         Item 3.  Defaults upon Senior Securities................................................         22

         Item 4.  Submission of Matters to a Vote of Security Holders............................         22

         Item 5.  Other Information..............................................................         22

         Item 6.  Exhibits and Reports on Form 8-K...............................................         23

SIGNATURES




Item 1. Financial Statements

                                        SI BANCORP, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Financial Condition
                                             (Dollars in Thousands)

                                                                                       June 30,             December 31,
                                                                                         2004                   2003
                                                                                     ------------          --------------
                                                                                                 (Unaudited)

ASSETS
Cash and due from banks:
    Non-interest bearing deposits and cash                                            $ 22,331               $ 20,336
    Interest bearing deposits                                                            4,298                  4,441
Federal funds sold                                                                       4,000                  4,800
                                                                                      --------               --------
          CASH AND CASH EQUIVALENTS                                                     30,629                 29,577

Available for sale securities (at fair value)                                           91,935                 77,693
Held to maturity securities, at cost (fair value $ 1,407 at June 30, 2004
   and $1,344 at December 31, 2003)                                                      1,643                  1,728
Loans receivable (net of allowance for loan losses of $ 2,967 at June 30,
   2004 and $2,688 at December 31, 2003)                                               407,288                386,924
Accrued interest receivable on loans                                                     1,612                  1,580
Accrued interest receivable on investment securities                                       766                    658
Federal Home Loan Bank Stock, at cost                                                    3,960                  2,858
Cash surrender value of bank-owned life insurance                                        7,417                  7,258
Other real estate owned                                                                    268                    328
Deferred tax asset, net                                                                  1,014                    601
Bank premises and equipment, net                                                         6,184                  6,675
Core deposit intangible                                                                    340                    389
Other assets                                                                             2,148                  1,872
                                                                                      --------               --------
             TOTAL ASSETS                                                             $555,204               $518,141
                                                                                      ========               ========
LIABILITIES AND CAPITAL
Liabilities:
  Deposits:
  Non-interest bearing                                                                $ 43,745               $ 40,371
  Interest bearing                                                                     398,330                374,719
                                                                                      --------               --------
                  TOTAL DEPOSITS                                                       442,075                415,090

  Mortgagors' and investors' escrow accounts                                             2,423                  2,221
  Accrued expenses and other liabilities                                                 4,171                  2,346
  Advances from the Federal Home Loan Bank                                              64,825                 57,168
  Subordinated debt                                                                      7,217                  7,217
                                                                                      --------               --------
                  TOTAL LIABILITIES                                                    520,711                484,042
                                                                                      ========               ========
Commitments and contingencies
Capital
   Surplus                                                                               1,000                  1,000
   Undivided profits                                                                    33,778                 32,582
   Accumulated other comprehensive income - net unrealized
      (loss) gain on available for sale securities, net of taxes                          (285)                   517
                                                                                      --------               --------
                  TOTAL CAPITAL                                                         34,493                 34,099
                                                                                      --------               --------
                  TOTAL LIABILITIES AND CAPITAL                                       $555,204               $518,141
                                                                                      ========               ========

See Notes to Consolidated Financial Statements.




                                SI BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Statements of Income (Unaudited)
                                     (Dollars in Thousands)

                                                                      Three Months                   Six Months
                                                                      Ended June 30,                Ended June 30,
                                                            ------------------------------    -------------------------
                                                               2004                2003          2004           2003
                                                            ----------          ----------    ----------     ----------
Interest and dividend income
   Interest and fees on loans                               $  5,955            $  6,018      $  11,865      $  11,895
   Debt securities
      Taxable                                                    878                 971          1,692          2,006
      Tax exempt                                                   6                   7             12             14
   Dividends                                                      29                  30             54             60
   Other                                                          35                  61             63            107
                                                            -------------------------------------------------------------
         TOTAL INTEREST AND DIVIDEND INCOME                    6,903               7,087         13,686         14,082
                                                            -------------------------------------------------------------
Interest expense
   Interest on deposits                                        1,539               1,703          3,033          3,494
   Interest on Federal Home Loan Bank advances                   679                 568          1,348          1,119
   Interest on subordinated debt                                  89                  90            176            183
   Interest on collateralized borrowings                           -                  18              -             37
                                                            -------------------------------------------------------------
         TOTAL INTEREST EXPENSE                                2,307               2,379          4,557          4,833
                                                            -------------------------------------------------------------

         NET INTEREST INCOME                                   4,596               4,708          9,129          9,249

Provision for loan losses                                        150                 967            300          1,142
                                                            -------------------------------------------------------------

         NET INTEREST INCOME AFTER PROVISION
          FOR LOAN LOSSES                                      4,446               3,741          8,829          8,107
                                                            -------------------------------------------------------------
Noninterest income
   Service charges                                               802                 805          1,605          1,540
   Wealth management fees                                        237                 219            487            416
   Net gain on available for sale securities                       2                  58            186            114
   Net gain (loss) on sale of loans                                5                 102            (20)           187
   Other                                                          23                  18             46            161
                                                            -------------------------------------------------------------
         TOTAL NONINTEREST INCOME                              1,069               1,202          2,304          2,418
                                                            -------------------------------------------------------------

Noninterest Expenses
   Salaries and employee benefits                              2,554               2,255          4,836          4,419
   Occupancy                                                     865                 494          1,448          1,045
   Furniture and equipment                                       248                 240            508            490
   Computer services                                             257                 196            513            426
   Electronic banking fees                                       166                 141            327            273
   Professional services                                         117                  80            259            146
   Marketing                                                     101                 106            221            208
   Supplies                                                       66                  71            148            163
   FDIC deposit insurance and state assessment                    18                  20             42             39
   Impairment charge- other asset                                  -                   -             51              -
   Other real estate operations                                   78                 (23)            85            (12)
   Other                                                         488                 614            953          1,103
                                                            -------------------------------------------------------------
         TOTAL NONINTEREST EXPENSES                            4,958               4,194          9,391          8,300
                                                            -------------------------------------------------------------

         INCOME BEFORE INCOME TAXES                              557                 749          1,742          2,225

   Provision for income taxes                                    165                 231            546            757
                                                            -------------------------------------------------------------

         NET INCOME                                         $    392            $    518      $   1,196      $  1,468
                                                            =============================================================

See Notes to Consolidated Financial Statements




                                SI BANCORP, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income (Unaudited)
                                     (Dollars in Thousands)



                                                                                   2004               2003
                                                                                 -------             ------
Three months ended June 30,

Net income                                                                      $  392              $  518
Unrealized holding (losses) gains on available for sale
       securities arising during the period, net of taxes                         (978)                204
                                                                                --------------------------
Comprehensive income                                                            $ (586)             $  722
                                                                                ==========================





                                                                                   2004               2003
                                                                                 -------             ------

Six months ended June 30,

Net income                                                                      $  1,196            $ 1,468
Unrealized holding losses on available for sale
       securities arising during the period, net of taxes                           (802)              (289)
                                                                                ----------------------------

Comprehensive income                                                            $    394            $ 1,179
                                                                                ============================


See Notes to Consolidated Financial Statements



                        SI BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)


                                                                                  Six Months
                                                                                 Ended June 30,
                                                                       --------------------------------
                                                                            2004                2003
                                                                       ------------          ----------
Cash flows from Operating Activities:
   Net income                                                            $   1,196             $  1,468
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization and accretion of premiums and
         discounts on investments, net                                          61                  358
      Net gain from available for sale securities                             (186)                (114)
      Provision for loan losses                                                300                1,142
      Amortization and accretion of loan premiums and
         discounts, net                                                        170                   80
      Loans originated for sale                                             (5,300)             (13,342)
      Proceeds from sale of loans                                            5,280               13,529
      Net decrease in loans held for sale                                        -                  184
      Net loss (gain) on sale of loans                                          20                 (187)
      Net gain on sale of other real estate owned                                -                  (13)
      Writedown of other real estate owned                                      60                    -
      Depreciation and amortization of premises and equipment                  549                  533
      Impairment charge - long lived assets                                    337                    -
      Impairment charge - other assets                                          51                    -
      Increase in cash surrender value of bank-owned life insurance           (159)                 (86)
      Amortization of core deposit intangible                                   49                   48
      Amortization of deferred debt issuance costs                              18                   17
      Change in assets and liabilities:
         Change in deferred loan fees and costs                               (174)                (233)
         (Increase) decrease in accrued interest receivable                   (140)                 151
         Increase in other assets                                             (344)                 (54)
         Increase in accrued expenses and other liabilities                  1,825                1,646
                                                                       ---------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,613                5,127
                                                                       ----------------------------------

Cash flows from investing activities:
   Proceeds from sales of available for sale securities                      4,992                8,309
   Proceeds from maturities of and principal repayments on
      available for sale securities                                         13,349               19,627
   Purchases of available for sale securities                              (33,673)             (28,118)
   Proceeds from maturities of and principal repayments on
      held to maturity securities                                               84                7,463
   Purchases of Federal Home Loan Bank stock                                (1,102)                (139)
   Net increase in loans                                                   (20,660)             (26,321)
   Proceeds from sales of other real estate owned                                -                  407
   Purchases of bank premises and equipment                                   (395)                (667)
   Purchase of bank-owned life insurance                                         -               (7,000)
                                                                       -------------------------------------
            NET CASH USED IN INVESTING ACTIVITIES                          (37,405)             (26,439)
                                                                       -------------------------------------

                                                                                                        (Continued)




                            SI BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (Unaudited)
                                 (Dollars in Thousands)

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                       --------------------------------
                                                                           2004                 2003
                                                                       ------------          ----------
Cash flows from financing activities:
   Net increase in demand, money market and savings deposits           $   20,408            $   23,427
   Net increase (decrease) in certificates of deposit                       6,577                  (908)
   Increase in mortgagors' and investors' escrow accounts                     202                   185
   Proceeds from Federal Home Loan Bank advances                           11,000                 8,000
   Repayments of Federal Home Loan Bank advances                           (3,343)               (1,416)
   Net decrease in collateralized borrowings                                    -                  (851)
                                                                       ---------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         34,844                28,437
                                                                       ---------------------------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,052                 7,125

Cash and cash equivalents:
   Beginning                                                               29,577                37,517
                                                                       ---------------------------------

   Ending                                                              $   30,629            $   44,642
                                                                       =================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid for:
      Interest                                                         $    4,584            $    4,843
                                                                       =================================

      Income taxes                                                     $      721            $    1,091
                                                                       =================================

NONCASH INVESTING AND FINANCIAL ACTIVITIES
   Unrealized loss on securities arising during the period             $   (1,216)           $     (437)
                                                                       =================================

   Transfer of loans to other real estate owned                        $        -            $      703
                                                                       =================================




See Notes to Consolidated Financial Statements.


                        SI BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

         On August 6, 2004, SI Financial Group, Inc., a federal stock corporation was formed. On that date, SI Bancorp, MHC, a federal mutual holding company (the "Company"), transferred its ownership of all of the stock of Savings Institute Bank and Trust Company, a federally chartered stock savings bank (the "Bank"), to SI Financial Group in exchange for all of the outstanding shares of SI Financial Group. While SI Financial Group is the reporting person filing this Form 10-Q, since it was not an operating company at June 30, 2004, the information presented herein only relates to the Company, the Bank and their subsidiaries.

         The Company was organized in 2000 as a Connecticut mutual holding company. On June 5, 2000, the Company acquired all the outstanding shares of SI-Stock Savings Bank, a then newly formed state-chartered capital stock bank. On August 6, 2004, the Company converted to a federal charter operating under the name SI Bancorp, MHC.

         On June 5, 2000, Savings Institute, formerly a Connecticut mutual savings bank, merged with and into SI-Stock Savings Bank to form a Connecticut stock savings bank operating under the name Savings Institute. On August 6, 2004, Savings Institute converted to a federal charter operating under the name Savings Institute Bank and Trust Company. The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to consumer and commercial customers through its main office in Willimantic, Connecticut, and fourteen branches located in eastern Connecticut.

         On March 25, 2002, the Company formed SI Capital Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on April 10, 2002, $7,217 of debt securities were issued.

         SI Financial Group will offer a minority of its shares of common stock for sale to certain depositors of the Bank. The majority of its shares will be issued to the Company. In connection with the stock offering, SI Financial Group Foundation, Inc., a charitable foundation, will be formed and funded with 2% of the outstanding shares of SI Financial Group.

Basis of financial statement presentation

         The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements of the Company at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and notes thereto for the year ended December 31, 2003.

         The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Principles of consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SI Capital Trust I and the Bank, and the Bank's wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  INVESTMENT SECURITIES

The carrying and approximate fair values of investment securities at June 30, 2004 and December 31, 2003 are as follows:

                                                                           Gross             Gross
June 30, 2004                                             Amortized      Unrealized        Unrealized       Fair
-------------                                               Cost           Gains             Losses         Value
                                                        ---------------------------------------------------------
Available for Sale:
     U.S. Government and agency securities              $   56,752       $    285        $     (780)    $  56,257
     Mortgage backed securities                             20,156             57              (611)       19,602
     Corporate debt securities                              11,876            569                 -        12,445
     Obligations of state and political subdivisions         2,499             39                 -         2,538
     Tax exempt securities                                     630              -                 -           630
     Foreign government securities                              75              -                 -            75
                                                        ---------------------------------------------------------
         Total debt securities                              91,988            950            (1,391)       91,547
Marketable equity securities                                   378             10                 -           388
                                                        ---------------------------------------------------------
                                                        $   92,366       $    960        $   (1,391)     $ 91,935
                                                        =========================================================
Held to Maturity:
     Mortgage backed securities                         $    1,643       $      -        $     (236)     $  1,407
                                                        =========================================================

                                                                           Gross             Gross
                                                          Amortized      Unrealized        Unrealized       Fair
December 31, 2003                                           Cost           Gains             Losses         Value
-----------------                                       ---------------------------------------------------------

Available for Sale:
     U.S. Government and agency securities              $   38,583       $    524        $     (108)     $ 38,999
     Mortgage backed securities                             19,050             87              (773)       18,364
     Corporate debt securities                              15,540            911                 -        16,451
     Obligations of state and political subdivisions         2,499             88                 -         2,587
     Tax exempt securities                                     630              -                 -           630
     Foreign government securities                              75              -                 -            75
                                                        ---------------------------------------------------------
         Total debt securities                              76,377          1,610              (881)       77,106
     Marketable equity securities                              531             56                 -           587
                                                        ---------------------------------------------------------
                                                        $   76,908       $  1,666        $     (881)     $ 77,693
                                                        =========================================================
Held to Maturity:
     Mortgage backed securities                         $    1,728       $      -        $     (384)     $  1,344
                                                        =========================================================

The following tables present the Company's available for sale and held to maturity securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2004 and December 31, 2003:


                                      Less Than 12 Months           12 Months or More              Total
                                    -------------------------   -------------------------  -----------------------
                                      Fair       Unrealized       Fair        Unrealized      Fair     Unrealized
June 30, 2004                         Value         Loss          Value        Losses         Value       Loss
-------------                       -------------------------   -------------------------  -----------------------
U.S. Government and agency          $  39,405      $   753       $    656      $    27      $  40,061    $   780
     securities
Mortgage backed securities              7,782           43          8,163          804         15,945        847
                                    ------------------------------------------------------------------------------
          Totals                    $  47,187      $   796       $  8,819      $   831      $  56,006    $ 1,627
                                    ==============================================================================


                                      Less Than 12 Months           12 Months or More              Total
                                    -------------------------   -------------------------  -----------------------
                                      Fair       Unrealized       Fair        Unrealized      Fair     Unrealized
December 31, 2003                     Value         Loss          Value        Losses         Value       Loss
-----------------                   -------------------------   -------------------------  -----------------------

U.S. Government and agency          $   8,351      $    84       $  1,291      $    24       $  9,642    $   108
     securities
Mortgage backed securities             11,772          744          2,768          413         14,540      1,157
                                    ------------------------------------------------------------------------------
          Totals                    $  20,123      $   828       $  4,059      $   437       $ 24,182    $ 1,265
                                    ==============================================================================



At June 30, 2004 and December 31, 2003, unrealized losses on securities that have existed for a period of twelve months or more totaled $831 and $437, respectively. Management believes that none of the unrealized losses on these securities are other than temporary because all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or Government Agencies and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.


(3)  LOANS

A summary of the Company's loan portfolio at June 30, 2004 and December 31, 2003 is as follows:

                                                                        June 30,           December 31,
                                                                          2004                 2003
                                                                      -----------        ---------------
         Real estate loans:
              Residential - 1 to 4 family                             $   239,978        $   226,881
              Commercial                                                   74,407             73,428
              Construction                                                 22,849             20,652
                                                                      -----------        -----------
                                                                          337,234            320,961

         Commercial business loans                                         53,093             50,746
                                                                      -----------        -----------

         Consumer loans                                                    19,367             17,518
                                                                      -----------        -----------

                     TOTAL LOANS                                          409,694            389,225

         Net deferred loan costs                                              561                387

         Allowance for loan losses                                         (2,967)            (2,688)
                                                                      ------------       ------------

                      LOANS, NET                                      $   407,288        $   386,924
                                                                      ===========        ===========

(4)  DEPOSITS

A summary of the Company's deposits at June 30, 2004 and December 31, 2003 is as follows:


                                                                        June 30,           December 31,
                                                                          2004                 2003
                                                                      -----------        ---------------

         Noninterest bearing demand deposits                          $    43,745        $    40,371
                                                                      -----------        -----------

         Interest bearing accounts:
              NOW and money market                                        115,060            101,852
              Savings                                                      91,451             87,625
              Time certificates of deposit                                191,819            185,242
                                                                      -----------        -----------
                                                                          398,330            374,719
                                                                      -----------        -----------
                                                                      $   442,075        $   415,090
                                                                      ===========        ===========

(5)  FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLBB"). At June 30, 2004 and December 31, 2003, the Bank had access to a pre-approved secured line of credit with the FHLBB of $6,202, and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At June 30, 2004 and December 31, 2003, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLBB aggregated $64,825 at June 30, 2004, at interest rates ranging from 1.87% to 5.84%, and $57,168 at December 31, 2003, at interest rates ranging from 1.89% to 5.84%.

(6)  OTHER COMPREHENSIVE INCOME

Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows:


                                                                           Three Months Ended June 30, 2004
                                                              -----------------------------------------------------
                                                                  Before-Tax     Tax Benefit      Net-of-Tax
                                                                    Amount         (Expense)        Amount
                                                              -----------------------------------------------------
Unrealized holding losses arising during the period           $  (1,480)         $    503         $   (977)
Less reclassification adjustment for gains recognized
   in net income                                                     (2)                1               (1)
                                                              -----------------------------------------------------
Unrealized holding losses on available for sale
   securities, net of taxes                                   $  (1,482)         $    504         $    (978)
                                                              =====================================================



                                                                          Three Months Ended June 30, 2003
                                                              -----------------------------------------------------
                                                                  Before-Tax     Tax Benefit      Net-of-Tax
                                                                    Amount         (Expense)        Amount
                                                              -----------------------------------------------------

Unrealized holding gains arising during the period            $     368          $   (126)        $     242
Less reclassification adjustment for gains
   recognized in net income                                         (58)               20               (38)
                                                              -----------------------------------------------------
Unrealized holding gains on available for sale
   securities, net of taxes                                   $     310          $   (106)        $     204
                                                              =====================================================



                                                                           Six Months Ended June 30, 2004
                                                              -----------------------------------------------------
                                                                  Before-Tax     Tax Benefit      Net-of-Tax
                                                                    Amount         (Expense)        Amount
                                                              -----------------------------------------------------
Unrealized holding losses arising during the period           $    (1,030)      $      351       $     (679)
Less reclassification adjustment for gains
   recognized in net income                                          (186)              63             (123)
                                                              -----------------------------------------------------
Unrealized holding losses on available for sale
   securities, net of taxes                                   $    (1,216)      $      414       $     (802)
                                                              =====================================================


                                                                           Six Months Ended June 30, 2003
                                                              -----------------------------------------------------
                                                                  Before-Tax     Tax Benefit      Net-of-Tax
                                                                    Amount         (Expense)        Amount
                                                              -----------------------------------------------------

Unrealized holding losses arising during the period           $      (323)      $      109       $     (214)
Less reclassification adjustment for gains
   recognized in net income                                          (114)              39              (75)
                                                              -----------------------------------------------------
Unrealized holding losses on available for sale
   securities, net of taxes                                   $      (437)      $      148       $     (289)
                                                              =====================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2004 and 2003, and should be read in conjunction with the Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

         This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of SI Bancorp, MHC, SI Financial Group and Savings Institute Bank and Trust Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. SI Bancorp, MHC's, SI Financial Group's and Savings Institute's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of SI Financial Group and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in SI Financial Group's and Savings Institute's market area, changes in real estate market values in SI Financial Group's and Savings Institute's market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, SI Financial Group does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND DECEMBER 31, 2003

         Total assets increased $37.1 million, or 7.2%, to $555.2 million at June 30, 2004, primarily due to an increase in loans and securities. Net loans receivable increased $20.4 million, or 5.3%, to $407.3 million at June 30, 2004, primarily due to an increase in one- to four-family loans. One- to four-family loans increased $13.1 million, or 5.8%, due primarily to a lower rate of prepayments because of increasing interest rates during the period and continued strong originations due to increased home purchases in our market area. Construction loans increased $2.2 million, or 10.6%, primarily due to new housing development in our market area. Commercial business loans increased $2.3 million, or 4.6%, due to our continued emphasis on these types of loans and the expansion of our commercial lending staff. Consumer loans increased $1.8 million, or 10.6%, primarily due to the increase in home equity loans due to an aggressive marketing campaign. Securities available-for-sale increased $14.2 million, or 18.3%, to $91.9 million as management invested excess liquidity into securities. Federal Home Loan Bank of Boston stock increased $1.1 million, or 38.6%, to $4.0 million at June 30, 2004, primarily due to the implementation of their new capital plan and to support a higher level of borrowings.

         Deposits, including mortgagors' escrow accounts, increased $27.2 million, or 6.5%, to $444.5 million at June 30, 2004. Interest-bearing deposits increased $23.8 million, or 6.3%, primarily due to a promotion on individual retirement accounts, aggressive pricing on certificates of deposit to attract additional funds, and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in our market area. Additionally, noninterest-bearing demand deposits increased $3.4 million, or 8.4%, primarily due to an increase in commercial deposits. Federal Home Loan Bank advances increased $7.7 million, or 13.4%, to $64.8 million at June 30, 2004. The Federal Home Loan Bank borrowing increases were longer term fixed rate advances used to fund strong loan demand. The increase in accrued expenses and other liabilities was due to the timing of the settlement of security purchases.

         Total capital increased $394,000, or 1.2%, to $34.5 million at June 30, 2004. The increase was due to net earnings recorded for the period, partially offset by the decrease in other comprehensive income.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         OVERVIEW. Net income for the three months ended June 30, 2004, decreased $126,000, or 24.3%, to $392,000, compared with net income of $518,000 for the three months ended June 30, 2003, primarily due to an increase in noninterest expense and a decrease in net interest income and noninterest income, offset by a lower provision for loan losses. Noninterest expense increased primarily as a result of a $337,000 impairment charge recorded on a prior branch facility as management concluded that this property was not suitable for future use and reduced its carrying value to its estimated net market value. We also reduced the carrying value of a real estate owned property by $60,000. This property is currently under contract and its book value was reduced to the expected proceeds from sale. We also accrued $86,000 for future benefits payable to two directors who retired in April 2004.

         Net income for the six months ended June 30, 2004, decreased $272,000, or 18.5%, to $1.2 million, compared with net income of $1.5 million for the three months ended June 30, 2003, primarily due to an increase in noninterest expense, offset by a lower provision for loan losses.

         NET INTEREST INCOME. For the three months ended June 30, 2004, net interest income decreased $112,000, or 2.4%, to $4.6 million. For the six months ended June 30, 2004, net interest income decreased $120,000, or 1.3%, to $9.1 million. The primary reason for the decrease in net interest income for both the three and the six month periods was a decrease in the average yield partially offset by a decrease in the cost of funds and an increase in the volume of interest-earning assets.

         The following table summarizes changes in interest income and expense for the three and six months ended June 30, 2004 and 2003.

                                             THREE MONTHS                             SIX MONTHS
                                            ENDED JUNE 30,                          ENDED JUNE 30,
                                       --------------------------      %        -----------------------       %
                                           2004           2003       CHANGE        2004         2003        CHANGE
                                       ----------      ----------  ----------   -----------  ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST AND DIVIDEND INCOME:
Loans receivable                           $5,955       $6,018       (1.0)%       $11,865      $11,895       (0.3)%
Investment securities                         913        1,008       (9.4)          1,758        2,080      (15.5)
Other interest-earning assets                  35           61      (42.6)             63          107      (41.1)
                                           ------       ------                    -------      -------
   Total interest and dividend
   income                                   6,903        7,087       (2.6)         13,686       14,082       (2.8)
                                           ------       ------                    -------      -------

INTEREST EXPENSE:
Deposits                                    1,539        1,703       (9.6)          3,033        3,494      (13.2)
FHLB advances                                 679          568       19.5           1,348        1,119       20.5
Subordinated debt                              89           90       (1.1)            176          183       (3.8)
Other borrowings                                -           18        N/A              -            37        N/A
                                           ------       ------                    -------      -------
   Total interest expense                   2,307        2,379       (3.0)          4,557        4,833       (5.7)
                                           ------       ------                    -------      -------
      Net interest income                  $4,596       $4,708       (2.4)        $ 9,129      $ 9,249       (1.3)
                                           ======       ======                    =======      =======


         The following table summarizes average balances and average yield and costs for the three and six months ended June 30, 2004 and 2003.

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------------------------------------------------
                                            2004                2003               2004                2003
                                      AVERAGE    YIELD/   AVERAGE   YIELD/   AVERAGE    YIELD/   AVERAGE    YIELD/
                                      BALANCE     COST    BALANCE    COST    BALANCE     COST    BALANCE     COST
                                     -------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Loans                                $402,311     5.95%  $348,613     6.92%  $397,544    6.00%   $345,436    6.94%
Investment securities                  92,309     3.98     92,595     4.37     87,899    4.02      96,133    4.36
Other interest-earning assets          14,760     0.95     21,205     1.15     13,338    0.95      18,306    1.18
Interest-bearing deposits             394,768     1.57    371,322     1.84    386,500    1.58     366,664    1.92
FHLB advances                          64,887     4.21     47,655     4.78     63,768    4.25      46,416    4.86
Subordinated debt                       7,217     4.96      7,217     5.00      7,217    4.90       7,217    5.11
Other borrowings                          -         -       1,101     6.56       -         -        1,373    5.43


         Total interest and dividend income decreased $184,000, or 2.6%, for the three months ended June 30, 2004, as a result of a decrease in the average yield on interest-earning assets from 6.15% to 5.45% as a result of the lower interest rate environment, which more than offset the increase in average balance of interest-earning assets from $462.4 million to $509.4 million. Total interest income decreased $396,000, or 2.8%, for the six months ended June 30, 2004, as a result of a decrease in the average yield on interest-earning assets from 6.18% to 5.52% as a result of the lower interest rate environment, which more than offset an increase in the average balance of interest-earning assets from $459.9 million to $498.8 million. Interest on loans decreased during the three months ended June 30, 2004, and the six months ended June 30, 2004, due to a decrease in the average yield due to the lower interest rate environment. Interest on investment securities decreased during the three and six months ended June 30, 2004 due to a decrease in the average balance and in the average yield as a result of the lower interest rate environment.

         Interest expense decreased $72,000, or 3.0%, for the three months ended June 30, 2004 due to a 24 basis point decline in the average rate paid, partially offset by a 9.3% increase in average interest-bearing liabilities. Interest expense decreased $276,000, or 5.7%, for the six months ended June 30, 2004, as the average rate paid declined 31 basis points to 2.00%, which was partially offset by an 8.5% increase in average interest-bearing liabilities. The decline in the average cost of interest-bearing liabilities for the three and six-month period was due to the prevailing low interest rate environment.

         PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003.

                                                              THREE MONTHS                     SIX MONTHS
                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                          2004            2003            2004           2003
                                                     ---------------  --------------  ------------- --------------
                                                                         (DOLLARS IN THOUSANDS)
Allowance at beginning of period                         $2,835           $3,011       $2,688           $3,067
                                                         ------           ------       ------           ------
Provision for loan losses                                   150              967          300            1,142
Charge-offs                                                 (39)            (917)         (45)          (1,200)
Recoveries                                                   21               47           24               99
                                                         -------          -------      -------          ------
Net charge-offs                                             (18)            (870)         (21)          (1,101)
                                                         -------          -------      -------          -------
Allowance at end of period                               $2,967           $3,108       $2,967           $3,108
                                                         ======           ======       ======           ======

         The provision for loan losses decreased $817,000, or 84.5%, from $967,000 for the three months ended June 30, 2003 to $150,000 for the three months ended June 30, 2004. The provision for loan losses decreased $842,000, or 73.7%, from $1.1 million for the six months ended June 30, 2003 to $300,000 for the six months ended June 30, 2004. The lower provisions for the three and six months ended June 30, 2004 reflect a significantly lower level of charge-offs in 2004 as compared to 2003.

         At June 30, 2004, the allowance for loan losses represented 0.72% of total loans and 200.34% of nonperforming loans compared to 0.85% of total loans and 224.73% of nonperforming loans at June 30, 2003. The allowance for loan losses decreased from $3.1 million at June 30, 2003 to $3.0 million at June 30, 2004.


         The following table provides information with respect to our nonperforming assets at the dates indicated.

                                                                AT JUNE 30,    AT DECEMBER 31,
                                                                   2004             2003          %CHANGE
                                                             --------------   ----------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                  $1,481             $1,295          14.4%
Accruing loans past due 90 days or more                                -                  -           -
Real estate owned                                                    268                328         (18.3)
                                                                  ------             ------
   Total nonperforming assets                                      1,749              1,623           7.8

Troubled debt restructurings                                          76                 77          (1.3)
                                                                  ------             ------

Troubled debt restructurings and nonperforming assets             $1,825             $1,700           7.4
                                                                  ======             ======

Total nonperforming loans to total loans                            0.36%              0.33%          9.1
Total nonperforming loans to total assets                           0.27%              0.25%          8.0
Total nonperforming assets and troubled
   debt restructurings to total assets                              0.33%              0.33%           -


         NONINTEREST INCOME.  The following table summarizes noninterest income for the three and six months ended June 30, 2004 and 2003.

                                            THREE MONTHS                            SIX MONTHS
                                           ENDED JUNE 30,           %             ENDED JUNE 30,           %
                                         2004          2003       CHANGE        2004          2003        CHANGE
                                     ------------- -----------  ------------ ------------ ------------- ------------
                                                                 (DOLLARS IN THOUSANDS)
Service charges                         $   802       $   805      (0.4)%        $1,605       $1,540          4.2%
Wealth management fees                      237           219       8.2             487          416         17.1
Net gain on sale of securities                2            58     (96.6)            186          114         63.2
Net gain (loss) on sale of loans              5           102     (95.1)            (20)         187       (110.7)
Other                                        23            18      27.8              46          161        (71.4)
                                         ------        ------                    ------       ------
   Total                                 $1,069        $1,202     (11.1)         $2,304       $2,418         (4.7)
                                         ======        ======                    ======       ======

         For the three months ended June 30, 2004, noninterest income decreased $133,000, or 11.1%, primarily due to a decrease of $97,000, or 95.1%, in net gain on sale of loans and a decrease of $56,000, or 96.6%, in net gain on sale of securities. For the six months ended June 30, 2004, noninterest income decreased $114,000, or 4.7%, primarily due to a decrease in net gain on sale of loans and a decrease in other income. Other income decreased due to nonrecurring credits associated with discontinued employee benefit plans recognized in 2003. These decreases were offset by a $71,000, or 17.1%, increase in wealth management fees as a result of the increased balance of assets under management and a $72,000, or 63.2%, net gain on the sales of securities. The decrease in gain on the sale of loans reflected lower loan sales in 2004. More loans were sold in 2003 as part of our interest rate risk and liquidity management strategies.


         NONINTEREST EXPENSE.  The following table summarizes noninterest expense for the three and six months ended June 30, 2004 and 2003.

                                             THREE MONTHS                           SIX MONTHS
                                            ENDED JUNE 30,          %             ENDED JUNE 30,             %
                                          2004         2003       CHANGE        2004         2003         CHANGE
                                       ----------- ----------  ------------- ------------ ------------- ------------
                                                                  (DOLLARS IN THOUSANDS)

Salaries and employee benefits           $2,554     $2,255         13.3%       $4,836       $4,419          9.4%
Occupancy                                   865        494         75.1         1,448        1,045         38.6
Furniture and equipment                     248        240          3.3           508          490          3.7
Computer services                           257        196         31.1           513          426         20.4
Electronic banking fees                     166        141         17.7           327          273         19.8
Professional services                       117         80         46.3           259          146         77.4
Marketing                                   101        106         (4.7)          221          208          6.3
Supplies                                     66         71         (7.0)          148          163         (9.2)
FDIC deposit insurance
   and state assessment                      18         20        (10.0)           42           39          7.7
Impairment charge - other assets              -          -          N/A            51            -          N/A
Other real estate operations                 78        (23)      (439.1)           85          (12)      (808.3)
Other                                       488        614        (20.5)          953        1,103        (13.6)
                                         ------     ------                     ------       ------
   Total                                 $4,958     $4,194         18.2        $9,391       $8,300         13.1
                                         ======     ======                     ======       ======

         Salary and employee benefits increased due to salary increases and additional compensation related to an increase in employees, higher commissions due to higher levels of residential mortgage loan originations and higher payroll taxes and pension expense. In addition, we accrued $86,000 for future benefits payable to two directors who retired in April 2004. Occupancy expense increased primarily due to an impairment charge of $337,000 to a prior branch facility, reducing its carrying value to its estimated net market value. Computer services expense increased due to increased fees and services. Electronic banking fees increased due to increased customer use of electronic banking services. Professional services expense increased primarily due to costs associated with our conversion to a federally chartered mutual holding company. The increase in other real estate operations expense was primarily related to a $60,000 reduction in the carrying value of a real estate owned property.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. Our policy is to maintain liquid assets less short term liabilities within a range of 12.5% to 20% of total assets. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

         Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and cash equivalents totaled $30.6 million, including interest-bearing deposits of $8.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $91.9 million at June 30, 2004. In addition, at June 30, 2004, we had the ability to borrow a total of approximately $110.0 million from the Federal Home Loan Bank of Boston. On that date, we had advances outstanding of $64.8 million. Additionally, we had arranged overnight lines of credit of $6.2 million from the Federal Home Loan Bank of Boston. On that date, we had no overnight advances outstanding.

         At June 30, 2004, we had $77.1 million in loan commitments outstanding, which included $22.9 million in undisbursed construction loans, $17.5 million in unused home equity lines of credit, $7.6 million in commercial lines of credit and $886,000 thousand in standby letters of credit. Certificates of deposit due within one year of June 30, 2004 totaled $101.5 million, or 22.8% of total deposits. Management believes that the large percentage of deposits in shorter-term certificates of deposit reflects customers' hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. To compensate, we have increased the duration of our borrowings with the Federal Home Loan Bank of Boston. If these maturing certificates of deposit do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2005. Additionally, we maintain a shorter duration in our securities portfolio to provide necessary liquidity to compensate for any deposit outflows. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         Our primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2004, we originated $79.3 million of loans and purchased $33.7 million of securities. In fiscal 2003, we originated $207.7 million of loans and purchased $45.1 million of securities.

         Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. Asset growth has outpaced deposit growth during the last three years. The increased liquidity needed to fund asset growth over the last three years has been provided through increased Federal Home Loan Bank borrowings and raising capital through the issuance of trust preferred securities. We experienced a net increase in total deposits of $27.2 million, $19.0 million, $35.3 million and $41.2 million for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. We experienced increases in Federal Home Loan Bank advances of $7.7 million, $13.3 million, $8.7 million and $9.5 million for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, we generated $7.0 million in net proceeds from the issuance of trust preferred securities in 2002.

         We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2004, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

         SI Financial Group will offer a minority of its shares of common stock for sale to certain depositors of the Bank, which will result in increased capital and liquidity. For a presentation of the affect on our capital and a discussion of how we intend to use the proceeds from the offering see "Capitalization" and "Use of Proceeds" in SI Financial Group's Registration Statement on Form S-1, as amended. Over time, our liquidity will be reduced as net proceeds from the stock offering are deployed. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

OFF-BALANCE SHEET ARRANGEMENTS

         In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit, and letters of credit. At June 30, 2004, loan commitments, lines of credit and letters of credit (available and used) totaled $50.0 million, $26.2 million and $886,000, respectively.

         For the six months ended June 30, 2004 and the year ended December 31, 2003, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         QUALITATIVE ASPECTS OF MARKET RISK. Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we originate adjustable-rate mortgage loans for retention in our loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers' preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of fifteen years. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, we have sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, we also have used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and a 4-year $5.0 million brokered deposit to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

         We have an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

         QUANTITATIVE ASPECTS OF MARKET RISK. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

         Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

         Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

         The tables below set forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2004 and at December 31, 2003 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn effect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% in a flat interest rate environment and 27% in a decreasing interest rate environment and between 6% and 15% in an increasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 36% in a flat or decreasing interest rate environment and between 6% in a flat interest rate environment and 15% in an increasing interest rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

                                                      AT JUNE 30, 2004
                                                ----------------------------
                                                    PERCENTAGE CHANGE IN
                                                          ESTIMATED
                                                   NET INTEREST INCOME OVER
                                                ----------------------------
                                                 12 MONTHS       24 MONTHS
                                                -----------     -----------

       300 basis point increase in rates         (7.76%)         (8.35%)
       175 basis point increase in rates         (0.69%)         (2.51%)
       100 basis point decrease in rates         (1.24%)         (4.51%)

                                                     AT DECEMBER 31, 2003
                                                ----------------------------
                                                    PERCENTAGE CHANGE IN
                                                         ESTIMATED
                                                   NET INTEREST INCOME OVER
                                                ----------------------------
                                                 12 MONTHS       24 MONTHS
                                                -----------     -----------

       300 basis point increase in rates         (9.80%)         (9.29%)
       100 basis point increase in rates          0.84%           3.13%
       100 basis point decrease in rates         (1.94%)         (4.69%)

The Asset/Liability Committee policy states that the Company has established acceptable levels of interest rate risk as follows:

         "Projected Net Interest Income over the next twelve months will not be reduced by more than 5% given a change in interest rates for each 100 basis points (+ or -) over a one year horizon. This limit will be re-evaluated on a periodic basis (not less than annually) and may be modified, as appropriate."

         Management generally simulates changes to net interest income using three different interest rate scenarios. One scenario anticipates the maximum foreseeable increase in rates over the next 12 months; management currently assumes this to be 300 basis points. A second scenario anticipates the maximum foreseeable decrease in rates over the next 12 months; management's current assumption is 100 basis points. The third scenario anticipates management's view of the most likely change in interest rates over the next 12 months. At June 30, 2004 management utilized a 175 basis point increase in rates. At December 31, 2003 management utilized a 100 basis point increase in rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

         The 300, 175 and 100 basis point change in rates in the above table at June 30, 2004 is assumed to occur evenly over the next twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in both the twelve and twenty-four month periods if rates rose by 175 or 300 basis points or in a declining rate environment. Using data at June 30, 2004, for each percentage point change in net interest income, the effect on annual net income would be $121,000, assuming a 34% tax rate.

         The 300 basis point change in rates in the above table at December 31, 2003 is assumed to occur evenly over the next twelve months. Based on the scenario above, net income would be adversely affected (within our internal guidelines) in both the twelve and twenty-four months periods in a declining rate environment. If rates rose by 300 basis points, net interest income would be adversely affected over the next twelve and twenty-four months. An increase in rates of 100 basis points would slightly increase net interest income in both the twelve and twenty-four month periods. Using data at December 31, 2003, for each percentage point change in net interest income, the effect on net income would be $123,000, assuming a 34% tax rate.

         The changes in interest rate sensitivity at June 30, 2004 and December 31, 2003 reflects management's belief that the economy is entering a phase of increasing interest rates.

Item  4.     Controls and Procedures

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company's fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         SI Financial Group is not involved in any pending legal proceedings. Savings Institute is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          3.1      Charter of SI Financial Group, Inc. (1)

          3.2      Bylaws of SI Financial Group, Inc. (1)

          4.0      Stock Certificate of SI Financial Group, Inc. (1)

          31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

          31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

          32.0     Section 1350 Certification

          ___________________________________
          (1) Incorporated by reference into this document from the
          Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

    (b)   Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SI FINANCIAL GROUP, INC.


Dated: September 27, 2004              By: /s/ Rheo A. Brouillard
                                           -------------------------------------
                                           Rheo A. Brouillard
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: September 27, 2004              By: /s/ Brian J. Hull
                                           -------------------------------------
                                           Brian J. Hull
                                           Executive Vice President, Treasurer
                                           and Chief Financial Officer
                                           (principal financial and accounting
                                            officer)