Form 10-Q
period 2004-09-30
SI Financial Group, Inc.
filed 2004-11-15
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-50801

SI FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Federal	84-1655232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2004, there were 12,563,750 shares of the Registrant’s Common Stock outstanding.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
ASSETS:
Cash and due from banks:
Noninterest bearing deposits and cash	$35,340	$20,336
Interest bearing deposits	13,681	4,441
Federal funds sold	3,000	4,800

Cash and cash equivalents	52,021	29,577
Available for sale securities, at fair value (note 5)	97,461	77,693
Held to maturity securities, at cost (note 5)	—	1,728
Loans receivable, net (note 6)	422,952	386,924
Accrued interest receivable on loans	1,667	1,580
Accrued interest receivable on investment securities	773	658
Federal Home Loan Bank Stock, at cost	4,101	2,858
Cash surrender value of life insurance	7,487	7,258
Other real estate owned	—	328
Premises and equipment, net	6,463	6,675
Core deposit intangible	316	389
Deferred tax asset, net	944	601
Other assets	1,937	1,872

TOTAL ASSETS	$596,122	$518,141

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits: (note 7)
Noninterest bearing	$44,741	$40,371
Interest bearing	400,369	374,719

Total deposits	445,110	415,090
Mortgagors’ and investors’ escrow accounts	900	2,221
Federal Home Loan Bank advances (note 8)	60,851	57,168
Subordinated debt	7,217	7,217
Accrued expenses and other liabilities	2,155	2,346

TOTAL LIABILITIES	516,233	484,042

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued and outstanding at September 30, 2004)	126	—
Additional paid-in capital	50,935	—
Unallocated common shares held by ESOP	(4,925)	—
Retained earnings (including surplus of $1,000 at December 31, 2003)	33,768	33,582
Accumulated other comprehensive income (loss) (note 9)	(15)	517

TOTAL STOCKHOLDERS’ EQUITY	79,889	34,099

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,122	$518,141

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$6,115	$6,171	$17,980	$18,066
Investment securities:
Taxable interest	880	906	2,572	2,912
Tax-exempt interest	6	6	18	20
Dividends	39	33	93	93
Other	111	26	174	133

TOTAL INTEREST AND DIVIDEND INCOME	7,151	7,142	20,837	21,224

Interest expense:
Deposits	1,614	1,606	4,647	5,100
Federal Home Loan advances	669	582	2,017	1,701
Subordinated debt	91	89	267	272
Other borrowings	—	18	—	55

TOTAL INTEREST EXPENSE	2,374	2,295	6,931	7,128

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	4,777	4,847	13,906	14,096
Provision for loan losses	100	340	400	1,482

NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES	4,677	4,507	13,506	12,614

Noninterest income:
Service fees	818	796	2,423	2,336
Wealth management fees	240	210	727	626
Net gain (loss) on available for sale securities	(355)	15	(169)	129
Net gain (loss) on sale of loans	11	58	(9)	245
Other	40	63	86	224

TOTAL NONINTEREST INCOME	754	1,142	3,058	3,560

Noninterest expenses:
Salaries and employee benefits	2,500	2,405	7,336	6,824
Occupancy	517	490	1,965	1,535
Furniture and equipment	215	211	723	701
Computer services	237	208	750	634
Electronic banking fees	168	140	495	413
Outside professional services	87	93	346	239
Marketing	143	81	364	289
Supplies	73	50	221	213
FDIC deposit insurance and state assessment	19	19	61	58
Impairment charge – other asset	—	—	51	—
Contribution to SI Financial Group Foundation	2,513	—	2,513	—
Other real estate operations	(73)	13	12	1
Other	598	457	1,551	1,560

TOTAL NONINTEREST EXPENSES	6,997	4,167	16,388	12,467

INCOME (LOSS) BEFORE INCOME TAXES	(1,566)	1,482	176	3,707
Income tax provision (benefit)	(556)	503	(10)	1,260

NET INCOME (LOSS)	$(1,010)	$979	$186	$2,447

Net loss per share:
Basic	$(7.40)	N/A	N/A	N/A
Diluted	$(7.40)	N/A	N/A	N/A
Weighted-average shares outstanding:
Basic	136,563	N/A	N/A	N/A
Diluted	136,563	N/A	N/A	N/A

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollar in Thousands, Except Per Share Amounts)

	Common Stock			Unallocated Common Shares Held by ESOP		Accumulated Other Comprehensive Income
	Shares	Dollars	Additional Paid-in Capital		Retained Earnings		Total Stockholders’ Equity
NINE MONTHS ENDED SEPTEMBER 30, 2004:
Balance at December 31, 2003	—	$—	$—	$—	$33,582	$517	$34,099
Issuance of common stock for initial public offering, net of expenses of $1.8 million (note 1)	5,025,500	50	$48,430	—	—	—	48,480
Issuance of common stock to SI Bancorp, MHC	7,286,975	73	(73)	—	—	—	—
Issuance of common stock to SI Financial Group Foundation including additional tax benefit due to higher basis for tax purposes	251,275	3	2,578	—	—	—	2,581
Shares purchased for ESOP	—	—	—	(4,925)	—	—	(4,925)
Comprehensive income:
Net income	—	—	—	—	186	—	186
Change in net unrealized loss on securities available for sale	—	—	—	—	—	(532)	(532)

Total comprehensive income	—	—	—	—	—	—	(346)

Balance at September 30, 2004	12,563,750	$126	$50,935	$(4,925)	$33,768	$(15)	$79,889

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Balance at December 31, 2002	—	$—	$—	$—	$30,197	$1,211	$31,408
Comprehensive income:
Net income	—	—	—	—	2,447	—	2,447
Change in net unrealized loss on securities available for sale	—	—	—	—	—	(498)	(498)

Total comprehensive income							1,949

Balance at September 30, 2003	—	$—	$—	$—	$32,644	$713	$33,357

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For The Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$186	$2,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	1,482
Contribution of common stock to charitable foundation	2,513	—
Amortization of investment premiums and discounts, net	89	410
Amortization and accretion of loan premiums and discounts, net	230	131
Depreciation and amortization of premises and equipment	802	780
Amortization of core deposit intangible	73	73
Amortization of deferred debt issuance costs	26	26
Net loss (gain) on available for sale securities	169	(129)
Loans originated for sale	(14,251)	(16,833)
Proceeds from sale of loans	14,242	17,078
Net decrease in loans held for sale	—	1,939
Net loss (gain) on sale of loans	9	(245)
Net loss on sale of other real estate owned	—	18
Write-down of other real estate owned	60	—
Increase in cash surrender value of life insurance	(229)	(172)
Impairment charge – long-lived assets	337	—
Impairment charge – other assets	51	—
Change in operating assets and liabilities:
Deferred loan costs, net of fees	(267)	(540)
Accrued interest receivable	(202)	(28)
Other assets	(142)	(191)
Accrued expenses and other liabilities	(191)	383

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,905	6,629

Cash flows from investing activities:
Purchases of available for sale securities	(61,770)	(40,558)
Proceeds from sales of available for sale securities	22,596	11,461
Proceeds from maturities of and principal repayments on available for sale securities	18,693	32,156
Proceeds from maturities of and principal repayments on held to maturity securities	1,376	7,656
Net increase in loans	(36,391)	(44,710)
Purchases of Federal Home Loan Bank stock	(1,243)	(331)
Purchase of life insurance policies	—	(7,000)
Proceeds from sales of other real estate owned	268	400
Purchases of bank premises and equipment	(927)	(1,234)

NET CASH USED IN INVESTING ACTIVITIES	(57,398)	(42,160)

Cash flows from financing activities:
Net increase in deposits	30,020	16,452
Net decrease in mortgagors’ and investors’ escrow accounts	(1,321)	(1,126)
Net decrease in collateralized borrowings	—	(851)
Proceeds from Federal Home Loan Bank advances	21,687	14,695
Repayments of Federal Home Loan Bank advances	(18,004)	(4,276)
Net proceeds from common stock offering	48,480	—
Acquisition of common stock by ESOP	(4,925)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,937	24,894

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2003
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,444	(10,637)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,577	37,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,021	$26,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$6,874	$7,117

Income Taxes Paid	$921	$1,550

NONCASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on securities arising during the period	$(807)	$(755)

Transfer of loans to other real estate owned	—	$703

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 6, 2004, SI Financial Group, Inc. (the “Company”), a federally-chartered mid-tier stock holding company was formed. On that date, SI Bancorp, Inc. converted from a state-chartered mutual holding company to a federally-chartered mutual holding company operating under the name SI Bancorp, MHC (“MHC”). In addition, the Savings Institute Bank and Trust Company, formerly operating under the name Savings Institute (the “Bank”) completed its conversion from a state-chartered stock savings bank to a federally-chartered stock savings bank. SI Bancorp, Inc. transferred its ownership in all of the stock of Savings Institute Bank and Trust Company to SI Financial Group, Inc. in exchange for all of the outstanding shares of SI Financial Group, Inc. In addition, SI Financial Group, Inc. received all other assets and liabilities held by SI Bancorp, Inc., including $7.2 million of subordinated debt.

On September 30, 2004, the Company sold a total of 5,025,500 shares of its common stock, representing 40% of the outstanding common shares at $10.00 per share to eligible account holders, employee benefit plans of the Bank and certain other eligible subscribers in a subscription offering pursuant to subscription rights in order of priority as set forth in the Plan of Reorganization and Minority Stock Issuance (the “Plan”).

In connection with the offering, SI Financial Group, Inc. established SI Financial Group Foundation (the “Foundation”), a charitable foundation, dedicated to community activities and the promotion of charitable causes in areas in which the Bank operates. The Foundation was funded on September 30, 2004 with a contribution of 2%, or 251,275 shares, of the Company’s common stock. This contribution resulted in the recognition of a $2.5 million expense equal to the number of common shares at the offer price contributed during the quarter-ended September 30, 2004, net of related tax benefits. The Company realized an additional tax benefit of $68,000 that was recorded as an increase to stockholders’ equity because the basis of the contribution for tax purposes was the stock’s trading price on its first day of trading.

At the completion of the offering, SI Bancorp, MHC was issued 58% of the Company’s common stock. SI Bancorp, MHC does not conduct any business activity other than owning a majority of the common stock of SI Financial Group, Inc.

The Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its eligible employees. The Bank borrowed the necessary funds from the Company to purchase 3.92%, or 492,499 shares, of the common shares issued and outstanding. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements attributable to the indebtedness of the ESOP.

The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full-range of banking services to consumer and commercial customers through its main office in Willimantic, Connecticut, and fourteen branches located in eastern Connecticut.

SI Bancorp, Inc. was organized in 2000 as a Connecticut mutual holding company. On June 5, 2000, SI Bancorp, Inc. acquired all of the outstanding shares of SI-Stock Savings Bank, a then newly formed state-chartered capital stock bank. At that time, Savings Institute, formerly a Connecticut mutual savings bank, merged with and into SI-Stock Savings Bank to form a Connecticut stock savings bank operating under the name Savings Institute (the “Bank”).

On March 25, 2002, SI Bancorp, Inc. formed SI Capital Trust I for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by SI Bancorp, Inc., and on April 10, 2002, $7.2 million of debt securities were issued.

Basis of Financial Statement Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of SI Bancorp, Inc. and its subsidiaries at December 31, 2003 and the accounts of the Company and its subsidiaries, including its main subsidiary, The Savings Institute Bank and Trust Company, as of and for the three and the nine month periods ended September 30, 2004. All significant intercompany transactions and balances have been eliminated. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2004 and for the three month and nine month periods ended September 30, 2004 and 2003 is unaudited. The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. These interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and accompanying notes for the year ended December 31, 2003 contained in the Company’s Registration Statement in Form S-1.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition, results of operations, changes in stockholders’ equity and cash flows as of and for the periods covered herein have been included. Such adjustments are the only adjustments reflected in the financial information contained in this Form 10-Q. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for all of 2004.

2. EARNINGS PER SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding during the quarter ended September 30, 2004. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income (loss) per common share.

The weighted-average shares and net loss per common share for the three months ended September 30, 2004 are presented below:

For The Three Months Ended September 30, 2004
Net loss	$(1,010)
Weighted-average common shares outstanding	136,563
Net loss per common share:
Basic	$(7.40)
Diluted	$(7.40)

Per common share data for the nine months ended September 30, 2004 and for the three and the nine months ended September 30, 2003 is not presented as the Company had no shares outstanding prior to September 30, 2004.

3. EMPLOYEE STOCK OWNERSHIP PLAN

In September 2004, the Bank established an Employee Stock Ownership Plan (the “ESOP”) for the benefit of its eligible employees. The ESOP purchased 492,499 shares of the common shares outstanding. The transaction was financed from the proceeds of a $4.9 million loan from the Company. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP and dividends payable on the common stock held by the ESOP over the fifteen-year term of the loan. The interest rate for the ESOP is 4.75 percent. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants. There have been no principal payments on the loan as of September 30, 2004. The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income (loss) per common share and are shown as a reduction of shareholders’ equity and presented as unearned common shares held by ESOP. During the period the ESOP shares are committed to be released, the Company will recognize compensation cost equal to the fair value of the ESOP shares, unearned common shares held by ESOP will be reduced by the cost of the ESOP shares and the differential between the fair value and the cost will be charged to additional paid-in capital. As of September 30, 2004, all of the ESOP shares remain unallocated and the Company has not recorded compensation expense in connection with the ESOP.

4. RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company may enter into such commitments in connection with residential mortgage loan applicants. The adoption of SAB 105 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the application of EITF Issue 03-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in determining when an investment is impaired, whether the impairment is other than temporary and the measurement of the impairment loss. This impairment is applicable to debt and equity securities that are within the scope of Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FASB No. 115”), Financial Accounting Standards Board Statement No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” (“FASB No. 124”) and those equity securities outside of the scope of FASB No. 115 and accounted for under the cost method. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company’s consolidated financial statements.

In October 2004, FASB Staff Position No. EITF Issue 03-1-1 was issued to delay the effective date of the measurement and recognition provisions of EITF Issue 03-1 until the proposed FSP, which provides guidance on the application of the provisions, is issued in final form. This delay, however, does not eliminate the need to recognize other-than-temporary impairment losses as required by applicable authoritative pronouncements.

5. INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities, if any, are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

The carrying and approximate fair values of investment securities at September 30, 2004 and December 31, 2003 are as follows:

	As of September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$63,244	$311	$(324)	$63,231
Mortgage-backed securities	27,651	88	(270)	27,469
Corporate debt securities	2,997	110	—	3,107
Obligations of state and political subdivisions	2,499	50	—	2,549
Tax-exempt securities	630	—	—	630
Foreign government securities	75	—	—	75

TOTAL DEBT SECURITIES	97,096	559	(594)	97,061
Equity securities:
Marketable equity securities	388	12	—	400

TOTAL AVAILABLE FOR SALE SECURITIES	$97,484	$571	$(594)	$97,461

	As of December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$38,583	$524	$(108)	$38,999
Mortgage-backed securities	19,050	87	(773)	18,364
Corporate debt securities	15,540	911	—	16,451
Obligations of state and political subdivisions	2,499	88	—	2,587
Tax-exempt securities	630	—	—	630
Foreign government securities	75	—	—	75

TOTAL DEBT SECURITIES	76,377	1,610	(881)	77,106
Equity securities:
Marketable equity securities	531	56	—	587

TOTAL AVAILABLE FOR SALE SECURITIES	76,908	1,666	(881)	77,693

HELD TO MATURITY SECURITIES:
Mortgage-backed securities	1,728	—	(384)	1,344

TOTAL INVESTMENT SECURITIES	$78,636	$1,666	$(1,265)	$79,037

The following tables present the Company’s available for sale and held to maturity securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at September 30, 2004 and December 31, 2003:

	Less Than 12 Months		12 Months Or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2004:
U.S. Government and agency obligations	$25,776	$301	$554	$23	$26,330	$324
Mortgage-backed securities	10,596	81	7,824	189	18,420	270

TOTAL	$36,372	$382	$8,378	$212	$44,750	$594

	Less Than 12 Months		12 Months Or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2003:
U.S. Government and agency obligations	$8,351	$84	$1,291	$24	$9,642	$108
Mortgage-backed securities	11,772	744	2,768	413	14,540	1,157

TOTAL	$20,123	$828	$4,059	$437	$24,182	$1,265

At September 30, 2004 and December 31, 2003, unrealized losses on securities that have existed for a period of twelve months or more totaled $212,000 and $437,000, respectively. Management believes that none of the unrealized losses on these securities are other than temporary because all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or Government Agencies and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

6. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at current unpaid principal balances, net of the allowances for loan losses and deferred loan origination fees. Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

In the normal course of business, the Company grants loans to officers, directors and other related parties. These loans are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with customers, and do not involve more than the normal risk of collectibility. The aggregate balance of outstanding loans receivable was $4.3 million at September 30, 2004 and $4.4 million at December 31, 2003.

A summary of the Company’s loan portfolio at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Real estate loans:
Residential – 1 to 4 family	$242,949	$226,881
Commercial	77,294	73,428
Construction	29,268	20,652

TOTAL REAL ESTATE LOANS	349,511	320,961
Commercial loans	55,646	50,746
Consumer loans	20,197	17,518

TOTAL LOANS	425,354	389,225
Deferred loan origination costs, net of deferred fees	654	387
Allowance for loan losses	(3,056)	(2,688)

LOANS, NET	$422,952	$386,924

Allowance for Loan Losses

The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses based upon the loan portfolio composition, historical and current levels in delinquency and impaired loans, amount of charge-offs and recoveries, adverse situations affecting the borrower’s ability to repay, estimated value of the underlying collateral and economic conditions. Management believes that the current allowance for loan losses is adequate to cover the losses inherent in the current loan portfolio.

The allowance for loan losses consists of a specific allowance for identified nonperforming loans and a general allowance for current performing loans. For specific loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general allowance component is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties inherent in management’s underlying assumptions used in estimating specific and general loan losses.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
ALLOWANCE AT BEGINNING OF PERIOD	$2,967	$3,108	$2,688	$3,067
Provision for loan losses	100	340	400	1,482
Charge-offs	(18)	(85)	(63)	(1,285)
Recoveries	7	16	31	115

NET CHARGE-OFFS	(11)	(69)	(32)	(1,170)

ALLOWANCE AT END OF PERIOD	$3,056	$3,379	$3,056	$3,379

7. DEPOSITS

A summary of the Company’s deposits at September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003
Noninterest bearing demand deposits	$44,741	$40,371
Interest bearing accounts:
NOW and money market	110,349	101,852
Savings	91,429	87,625
Certificates of deposit (1)	198,591	185,242

TOTAL INTEREST BEARING ACCOUNTS	400,369	374,719

TOTAL DEPOSITS	$445,110	$415,090

(1)	Includes brokered deposits of $5.0 million at both September 30, 2004 and December 31, 2003.

8. FEDERAL HOME LOAN BANK BORROWINGS

The Bank is a member of the Federal Home Loan Bank of Boston (the “FHLBB”). At September 30, 2004 and December 31, 2003, the Bank had access to a pre-approved secured line of credit with the FHLBB of $6.2 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLBB Statement of Credit Policy. In accordance with an agreement with the FHLBB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At September 30, 2004 and December 31, 2003, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLBB aggregated $60.9 million at September 30, 2004, at interest rates ranging from 1.87% to 5.84%, and $57.2 million at December 31, 2003, at interest rates ranging from 1.89% to 5.84%.

As of September 30, 2004, $11.0 million of FHLBB borrowings were to mature in less than one year. The balance of $49.9 million is due at various maturity dates in 2005 through 2012.

9. OTHER COMPREHENSIVE INCOME

The following tables summarize components, which is comprised solely of the change in unrealized gains and losses on available for sale securities net of taxes, for the periods ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains arising during the period	$54	$(18)	$36
Reclassification adjustment for losses recognized in net loss	355	(121)	234

UNREALIZED HOLDING GAINS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$409	$(139)	$270

	Three Months Ended September 30, 2003
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(303)	$104	$(199)
Reclassification adjustment for gains recognized in net income	(15)	5	(10)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(318)	$109	$(209)

	Nine Months Ended September 30, 2004
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(976)	$333	($643)
Reclassification adjustment for losses recognized in net income	169	(58)	111

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(807)	$275	$(532)

	Nine Months Ended September 30, 2003
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(626)	$213	$(413)
Reclassification adjustment for gains recognized in net income	(129)	44	(85)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(755)	$257	$(498)

10. DEFERRED TAXES

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and the tax benefit for the difference between the book and tax basis of the contribution to SI Financial Group Foundation. The Company had a net deferred tax asset of $944,000 as of September 30, 2004, an increase of $343,000, from $601,000 as of December 31, 2003 as a result of these items charged to stockholders’ equity. The increase in the tax benefit of $343,000 includes $275,000 for unrealized gains and losses on available for sale securities and $68,000 related to the contribution to the Foundation.

11. REGULATORY MATTERS

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not subject to any separate regulatory capital requirements.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2004 and December 31, 2003 compared to the Office of Thrift Supervision and FDIC requirements for classification as a well-capitalized institution and for minimum capital adequacy.

The Savings Institute Bank and Trust Company at September 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$61,973	18.47%	$26,843	8.00%	$33,553	10.00%
Tier I Capital to Risk Weighted Assets	58,906	17.56%	13,418	4.00%	20,127	6.00%
Tier I Capital to Total Assets (1)	58,906	10.13%	23,260	4.00%	29,075	5.00%
Tangible Equity Ratio	58,906	10.13%	8,723	1.50%	N/A	N/A

(1)	Office of Thrift Supervision reporting requirement includes “Total Assets.”

The Savings Institute Bank and Trust Company at December 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$37,529	12.45%	$24,115	8.00%	$30,144	10.00%
Tier I Capital to Risk Weighted Assets	34,679	11.50%	12,062	4.00%	18,093	6.00%
Tier I Capital to Total Average Assets (1)	34,679	6.81%	20,369	4.00%	25,462	5.00%

(1)	FDIC reporting requirement includes “Total Average Assets.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and the impairment of long-lived assets to be our critical accounting policies.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on our historical loss experience and delinquency trends. The applied allocation percentages are reevaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. The Office of Thrift Supervision became the Bank’s primary regulator upon its conversion to a federal savings bank on August 6, 2004 and has not yet examined the Bank’s allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Impairment of Long-Lived Assets. The Company is required to record certain assets we have acquired, including identifiable intangible assets such as core deposit intangibles, and certain liabilities that we have assumed at fair value, which may involve making estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by us, are presumed to have a useful life. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible and long-lived assets. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense. Testing for impairment is a subjective process, the application of which could result in different evaluations of impairment.

The following analysis discusses changes in the financial condition as of September 30, 2004 and December 31, 2003 and the results of operations at and for the three and nine months ended September 30, 2004 and 2003, and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, appearing in Part I, Item 1 of this document.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Summary:

The Company’s total assets increased $78.0 million, or 15.1%, to $596.1 million at September 30, 2004, as compared to $518.1 million at December 31, 2003, due to the increase in cash and cash equivalents, investment securities and loans receivable. Cash and cash equivalents increased $22.4 million, or 75.9%, mainly as a result of net proceeds from the initial public offering which have not yet been fully invested. Net loans receivable increased $36.0 million, or 9.3%, to $423.0 million at September 30, 2004 primarily due to an increase in one-to-four-family residential mortgages and to a lesser extent, an increase in both consumer and commercial lending. Securities available-for-sale increased $19.8 million, or 25.4%, to $97.5 million as management invested a portion of the proceeds from the stock offering into investment securities. Federal Home Loan Bank of Boston stock increased $1.2 million, or 43.5%, to $4.1 million at September 30, 2004, resulting from the implementation of FHLBB’s new capital plan and to support a higher level of borrowings.

Deposits, excluding mortgagors’ and investors’ escrow accounts, increased $30.0 million, or 7.2%, to $445.1 million at September 30, 2004. The Company experienced increases in interest-bearing accounts, such as NOW and money market, savings and time deposits, due to competitive pricing and marketing efforts. In addition, noninterest bearing deposits increased as a result of commercial deposit volume. Federal Home Loan Bank advances increased $3.7 million, or 6.4%, to $60.9 million at September 30, 2004. The Federal Home Loan Bank borrowing increases were longer term fixed rate advances used to fund loan demand.

Total stockholders’ equity increased $45.8 million, or 134.3%, to $79.9 million at September 30, 2004. The increase in equity was primarily attributable to the initial public offering which resulted in the issuance of common stock and the receipt of additional paid-in capital during the third quarter, offset by a reduction in equity, resulting from the establishment of the Bank’s ESOP, a charge to earnings for the contribution of common shares to the Foundation and a decrease in other comprehensive income.

Investment Activities:

At September 30, 2004, the Company’s investment portfolio, consisting solely of available for sale securities, amounted to $97.5 million, or 16.4% of assets. At December 31, 2003, the Company had both available for sale securities and held to maturity securities totaling $79.4 million, or 15.3% of assets. The increase in available for sale securities of $19.8 million, or 25.4%, was primarily due to the purchases of mortgage-backed securities and U.S. Government and agency obligations with durations of less than 5 years, partially offset by a decrease in corporate debt securities.

Lending Activities:

At September 30, 2004, the Company’s net loan portfolio was $423.0 million, or 71.0% of total assets. The following table summarizes the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the total portfolio as of the dates indicated.

	As of September 30, 2004		As of December 31, 2003
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$242,949	57.1%	$226,881	58.3%
Commercial	77,294	18.2%	73,428	18.9%
Construction	29,268	6.9%	20,652	5.3%

TOTAL REAL ESTATE LOANS	349,511	82.2%	320,961	82.5%

Consumer loans:
Home equity	17,325	4.0%	14,411	3.7%
Other	2,872	0.7%	3,107	0.8%

TOTAL CONSUMER LOANS	20,197	4.7%	17,518	4.5%

Commercial loans	55,646	13.1%	50,746	13.0%

TOTAL LOANS	425,354	100.0%	389,225	100.0%

Deferred loan origination costs, net of fees	654		387
Allowance for loan losses	(3,056)		(2,688)

LOANS, NET	$422,952		$386,924

The Company’s net loan portfolio increased $36.0 million, or 9.3%, during the first nine months of 2004 largely as a result of an increase in real estate loans and to a lesser extent, commercial and consumer loans. One-to four-family loans increased $16.1 million, or 7.1%, due primarily to a lower rate of prepayments because of increasing interest rates during the period and continued strong originations due to increased home purchases in our market area. Construction loans increased $8.6 million, or 41.7%, primarily due to new housing development in our market area. Commercial loans, including commercial real estate and commercial business loans, increased $8.8 million, or 7.1%, due to our continued emphasis on these types of loans and the expansion of our commercial lending staff. Consumer loans increased $2.7 million, or 15.3%, due to the increase in home equity loans resulting from an aggressive marketing campaign. The Company’s level of loan closings was strong as a result of several factors including promotional and sales activities, a strong housing market and a relatively stable local economy. The factors responsible for the increase in loans receivable were somewhat mitigated by the amortization of the existing loan portfolio of $230,000 and the sale of $14.3 million of longer-term fixed rate one-to-four-family residential loans. The sale of loans is expected to help reduce the Company’s exposure to interest rate risk while improving liquidity.

NonPerforming Assets:

When a loan becomes 90 days delinquent, the loan is placed on nonaccrual status, at which time the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on nonaccrual loans are applied to the outstanding principal and interest as determined at the time of collection of the loan. The Company considers repossessed assets and loans that are 90 days or more delinquent to be nonperforming assets.

The following table provides information with respect to nonperforming assets at the dates indicated.

(Dollars in Thousands)	September 30, 2004	December 31, 2003
Nonaccrual loans:
Real estate	$1,526	$1,230
Commercial business	—	65
Consumer	12	—

TOTAL NONPERFORMING LOANS	1,538	1,295
Real estate owned, net	—	328

TOTAL NONPERFORMING ASSETS	1,538	1,623
Troubled debt restructurings	76	77

TROUBLED DEBT RESTRUCTURINGS AND NONPERFORMING ASSETS	$1,614	$1,700

Total nonperforming loans to total loans	0.36%	0.33%
Total nonperforming loans to total assets	0.26%	0.25%
Total nonperforming assets and troubled debt restructurings to total assets	0.27%	0.33%

Other than those loans disclosed in the above table, there are no other loans at September 30, 2004 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The allowance is established as estimated losses are determined to have occurred through a provision for loan losses and a corresponding charge to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company evaluates the allowance for loan losses on a monthly basis.

The methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans, including certain impaired or collateral-dependent loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio.

Specific Allowance on Identified Problem Loans. The loan portfolio is segregated first between loans that are on our “watch list” and loans that are not. Our watch list includes loans: (1) 60 or more days delinquent; (2) with anticipated losses; (3) loans referred to attorneys for collection or in the process of foreclosure; (4) nonaccrual loans; (5) loans classified as substandard, doubtful or loss by either our internal classification system or by regulators during the course of their examination of us; and (6) troubled debt restructurings and other nonperforming loans.

The watched asset committee, consisting of six of the Company’s officers, review each loan on the watch list and establish an individual reserve allocation on certain loans based on such factors as (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

We also review and establish, if necessary, an allowance for certain impaired loans for the amounts by which the discounted cash flows (or collateral value or observable market price) are lower than the carrying value of the loan. Under current accounting guidelines, a loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement.

General Valuation Allowance on Certain Identified Problem Loans. The Company establishes a general allowance for watch list loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. The Company establishes another general allowance for loans that are not on the watch list to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, change in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated annually to ensure their relevance in the current real estate environment.

The Office of Thrift Supervision, as an integral part of its examination process, will periodically review our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from that of the Company.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The allowance for loan losses increased $367,000, or 13.7%, to $3.1 million at September 30, 2004 as compared to $2.7 million at December 31, 2003. The increase in the allowance resulted principally from a provision for loan losses of $400,000 for the nine months ended September 30, 2004. The increase in the allowance was deemed necessary by management in light of the increase in loans receivable.

At September 30, 2004, the allowance for loan losses represented 0.72% of total loans and 198.7% of nonperforming loans compared to 0.69% of total loans and 207.6% of nonperforming loans as of December 31, 2003.

Deposits:

The following table displays the Company’s deposit accounts as of the dates indicated.

(Dollars in Thousands)	September 30, 2004	December 31, 2003	Change
Noninterest bearing demand	$44,741	$40,371	$4,370
NOW and money market	110,349	101,852	8,497
Savings	91,429	87,625	3,804
Brokered	5,000	5,000	—
Certificates of deposit	193,591	180,242	13,349

TOTAL DEPOSITS	$445,110	$415,090	$30,020

Deposits, excluding mortgagors’ and investors’ escrow accounts, increased $30.0 million, or 7.2%, to $445.1 million at September 30, 2004. Interest bearing deposits increased $25.7 million, or 6.8%, primarily due to a promotion on individual retirement accounts, aggressive pricing on certificates of deposit to attract additional funds, and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in our market area. Additionally, noninterest bearing demand deposits increased $4.4 million, or 10.8%, primarily due to an increase in commercial deposits.

Results of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003

Summary:

The Company recorded a net loss of $1.0 million for the three months ended September 30, 2004 as compared to net income of $979,000 for the three months ended September 30, 2003, primarily due to an increase in noninterest expenses and a decrease in net interest income and noninterest income, which was offset by a lower provision for loan losses and an income tax benefit.

Net income for the nine months ended September 30, 2004, decreased $2.3 million, or 92.4%, to $186,000, compared with net income of $2.4 million for the nine months ended September 30, 2003, primarily due to a decrease in net interest income and noninterest income and an increase in noninterest expenses, partly mitigated by a decrease in the provision for loan losses and an income tax benefit.

For both the three and the nine month periods ended September 30, 2004, noninterest expenses include a $2.5 million contribution of common stock to SI Financial Group Foundation, resulting in a charge to earnings of $1.7 million after taxes. The Company established SI Financial Group Foundation, a charitable foundation, dedicated to community activities and the promotion of charitable causes in the areas in which the Bank operates. In connection with the offering, the Foundation was funded with 2%, or 251,275 shares, of the Company’s common stock.

Net Interest Income:

Net interest income represents the amount of interest and fees on interest-earnings assets, such as investments and loans, that exceed the cost of interest-bearing liabilities, such as interest paid on deposits and external borrowings. Net interest margin equals net interest income as a percent of interest-earning assets.

As shown in the following table, net interest income before the provision for loan losses was $4.8 million for the three months ended September 30, 2004 and September 30, 2003. For the nine months ended September 30, 2004, net interest income before the provision for loan losses decreased $190,000, or 1.3%, to $13.9 million compared to $14.1 million for the nine months ended September 30, 2003. Although the average yields decreased, interest and dividend income increased slightly for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 based on a greater average volume of interest-earning assets. However, interest and dividend income decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of lower average yields despite the increase in the average interest-earning assets. Although average yields declined, the cost of funds increased for the three months ended September 30, 2004 as a result of increases in the average interest-bearing liabilities but decreased for the nine months ended September 30, 2004 compared to the same periods in 2003.

The following tables present certain information concerning the average interest-earning assets and interest-bearing liabilities and their associated interest income and expense and average yields for the periods presented.

	Three Months Ended September 30,
	2004			2003
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/Rate	Average Balance	Interest & Dividends	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(3)	$416,175	$6,115	5.85%	$370,062	$6,171	6.62%
Investment securities	92,710	925	3.97	89,172	944	4.20
Other interest-earning assets	30,855	111	1.43	10,861	27	0.99

TOTAL INTEREST-EARNING ASSETS	539,740	7,151	5.27	470,095	7,142	6.03

Noninterest earning assets	42,541			41,713

TOTAL ASSETS	$582,281			$511,808

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$113,089	101	0.36	$101,810	96	0.37
Savings (2)	92,711	183	0.79	88,814	151	0.67
Certificates of deposit	194,750	1,330	2.72	185,386	1,359	2.91

Total interest-bearing deposits	400,550	1,614	1.60	376,010	1,606	1.69
FHLB advances	66,194	669	4.02	50,508	582	4.57
Subordinated debt	7,217	91	5.02	7,217	89	4.89
Other borrowings	—	—	—	1,101	18	6.49

TOTAL INTEREST-BEARING LIABILITIES	473,961	2,374	1.99	434,836	2,295	2.09

Noninterest bearing liabilities	72,721			44,126

TOTAL LIABILITIES	546,682			478,962
TOTAL STOCKHOLDERS’ EQUITY	35,599			32,846

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,281			$511,808

NET INTEREST-EARNING ASSETS	$65,779			$35,259

NET INTEREST INCOME		$4,777			$4,847

Interest rate spread			3.28%			3.94%
Net interest margin			3.52%			4.09%
Average of interest-earning assets to average interest-bearing liabilities	113.88%			108.11%

(1)	Amount is net of deferred loan origination costs. Average balance includes nonaccrual loans.

(2)	Includes mortgagors’ and investors’ escrow.

(3)	Loan fees are included in interest income and are insignificant.

	Nine Months Ended September 30,
	2004			2003
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/Rate	Average Balance	Interest & Dividends	Average Yield/Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(3)	$403,800	$17,980	5.95%	$353,735	$18,066	6.83%
Investment securities	89,169	2,683	4.02	93,401	3,024	4.33
Other interest-earning assets	19,220	174	1.21	15,797	134	1.13

TOTAL INTEREST-EARNING ASSETS	512,189	20,837	5.43	462,933	21,224	6.13

Noninterest earning assets	39,367			36,745

TOTAL ASSETS	$551,556			$499,678

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$108,593	283	0.35	$96,991	329	0.45%
Savings (2)	90,871	454	0.67	87,119	519	0.80
Certificates of deposit	191,754	3,910	2.72	185,703	4,252	3.06

Total interest-bearing deposits	391,218	4,647	1.59	369,813	5,100	1.84
FHLB advances	64,583	2,017	4.17	47,795	1,701	4.76
Subordinated debt	7,217	267	4.94	7,217	272	5.04
Other borrowings	—	—	—	1,282	55	5.74

TOTAL INTEREST-BEARING LIABILITIES	463,018	6,931	2.00	426,107	7,128	2.24

Noninterest bearing liabilities	53,448			41,189

TOTAL LIABILITIES	516,466			467,296
TOTAL STOCKHOLDERS’ EQUITY	35,090			32,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,556			$499,678

NET INTEREST-EARNING ASSETS	$49,171			$36,826

NET INTEREST INCOME		$13,906			$14,096

Interest rate spread			3.43%			3.89%
Net interest margin			3.63%			4.07%
Average of interest-earning assets to average interest-bearing liabilities	110.62%			108.64%

(1)	Amount is net of deferred loan origination costs. Average balance includes nonaccrual loans.

(2)	Includes mortgagors’ and investors’ escrow.

(3)	Loan fees are included in interest income and are insignificant.

The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have impacted the Company’s interest income and interest expense for the periods presented. Information is provided in each category with respect to: (i) changes attributable to changes in volume (change in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the change attributable to both rate and volume, which has been allocated to (i) and (ii) based on the absolute dollar amount of each.

	Three Months Ended September 30, 2004 Compared to September 30, 2003			Nine Months Ended September 30, 2004 Compared to September 30, 2003
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Loans (1)(3)	$(2,975)	$2,919	$(56)	$(3,301)	$3,215	$(86)
Investment securities	(152)	133	(19)	(209)	(132)	(341)
Other interest-earning assets	16	68	84	9	31	40

TOTAL INTEREST-EARNING ASSETS	(3,111)	3,120	9	(3,501)	3,114	(387)
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	(25)	30	5	(98)	52	(46)
Savings (2)	25	7	32	(91)	26	(65)
Certificates of deposit	(278)	249	(29)	(504)	162	(342)

Total interest-bearing deposits	(278)	286	8	(693)	240	(453)

FHLB advances	(376)	463	87	(333)	649	316
Subordinated debt	2	—	2	(5)	—	(5)
Other borrowings	(9)	(9)	(18)	(28)	(27)	(55)

TOTAL INTEREST-BEARING LIABILITIES	(661)	740	79	(1,059)	862	(197)

CHANGE IN NET INTEREST INCOME	$(2,450)	$2,380	$(70)	$(2,442)	$2,252	$(190)

(1)	Amount is net of deferred loan origination costs. Average balance includes nonaccrual loans.

(2)	Includes mortgagors’ and investors’ escrow.

(3)	Loan fees are included in interest income and are insignificant.

Total interest and dividend income increased $9,000, or 0.1%, for the three months ended September 30, 2004, despite a decrease in the average yield on interest-earning assets from 6.03% to 5.27%, as a result of an increase in the average balance of interest-earning assets from $470.1 million to $539.7 million. Total interest and dividend income decreased $387,000, or 1.8%, for the nine months ended September 30, 2004 due to a decrease in the average yield on interest-earning assets from 6.13% to 5.43%, which more than offset an increase in the average balance of interest-earning assets from $462.9 million to $512.2 million. Interest on investment securities decreased during the three and nine months ended September 30, 2004 due to a decrease in the average yield, as a result of the unfavorable interest rate environment, and a lower average balance of investment securities for the nine months ended September 30, 2004 compared to the same periods of the prior year. Interest on loans decreased during both the three and the nine months ended September 30, 2004 due to a decline in the average yield, despite an increase in the average amount of loans outstanding.

Interest expense increased $79,000, or 3.4%, for the three months ended September 30, 2004 due to a $39.1 million increase in average interest-bearing liabilities. Although average interest-bearing liabilities increased $36.9 million, interest expense decreased $197,000, or 2.8%, for the nine months ended September 30, 2004 as the average rate paid declined 24 basis points to 2.0%. The decline in the average cost of interest-bearing liabilities for the nine month period ended September 30, 2004 reflects the prevailing lower interest rate environment.

Provision for Loan Losses:

The provision for loan losses decreased $240,000, or 70.6%, from $340,000 for the three months ended September 30, 2003 to $100,000 for the three months ended September 30, 2004. The provision for loan losses decreased $1.1 million, or 73.0%, from $1.5 million for the nine months ended September 30, 2003 to $400,000 for the nine months ended September 30, 2004. The lower provisions for the three and nine months ended September 30, 2004 reflects a significantly lower level of charge-offs in 2004 as compared to 2003. In addition, the higher charge-offs in 2003 resulted from a $1.6 million write-off of a large commercial real estate loan.

Noninterest Income:

The following table summarizes noninterest income for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2004	2003	% Change	2004	2003	% Change
Service fees	$818	$796	2.8%	$2,423	$2,336	3.7%
Wealth management fees	240	210	14.3	727	626	16.1
Net gain (loss) on sale of securities	(355)	15	(2,466.7)	(169)	129	(231.0)
Net gain (loss) on sale of loans	11	58	(81.0)	(9)	245	(103.7)
Other	40	63	(36.5)	86	224	(61.6)

TOTAL NONINTEREST INCOME	$754	$1,142	(34.0)	$3,058	$3,560	(14.1)

For the three months ended September 30, 2004, noninterest income decreased $388,000, or 34.0%, primarily due to a decrease of $47,000, or 81.0%, in the net gain on the sale of loans and the net loss on the sale of securities of $355,000 as compared to a net gain of $15,000 for the same period during the prior year, offset by increases in service fees and wealth management fees. For the nine months ended September 30, 2004, noninterest income decreased $502,000, or 14.1%, primarily due to a net loss on the sale of loans of $9,000, compared to a net gain of $245,000 for the same period during 2003, a net loss on the sale of securities of $169,000 compared with a net gain of $129,000 in the prior year and a decrease of $138,000 in other income compared with the nine months ended September 30, 2003. The loss on the sale of loans for the nine months ended September 30, 2004 reflects the impact on the sale of a number of loans with below market interest rates. More loans were sold in 2003 as part of our interest rate risk and liquidity management strategies. The loss on the sale of securities was the result of management’s decision to mitigate the Bank’s exposure to corporate and non-agency mortgage-backed securities. Other income decreased due to non-recurring credits associated with a discontinued employee benefit plan recognized in 2003. These decreases were offset by a $101,000, or 16.1%, increase in wealth management fees as a result of the increased balance of assets under management and an $87,000, or 3.7%, increase in service fees which includes the fees assessed to customers for electronic banking services.

Noninterest Expense:

The following table summarizes noninterest expense for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2004	2003	% Change	2004	2003	% Change
Salaries and employee benefits	$2,500	$2,405	4.0%	$7,336	$6,824	7.5%
Occupancy	517	490	5.5	1,965	1,535	28.0
Furniture and equipment	215	211	1.9	723	701	3.1
Computer services	237	208	13.9	750	634	18.3
Electronic banking fees	168	140	20.0	495	413	19.9
Outside professional services	87	93	(6.5)	346	239	44.8
Marketing	143	81	76.5	364	289	26.0
Supplies	73	50	46.0	221	213	3.8
FDIC deposit insurance and state assessment	19	19	—	61	58	5.2
Impairment charge – other assets	—	—	—	51	—	—
Contribution to Foundation	2,513	—	—	2,513	—	—
Other real estate operations	(73)	13	(661.5)	12	1	1,100.0
Other	598	457	30.9	1,551	1,560	(0.6)

TOTAL NONINTEREST EXPENSE	$6,997	$4,167	67.9	$16,388	$12,467	31.5

The primary reason for the increase in noninterest expenses for both the three and the nine months ended September 30, 2004 was attributable to the $2.5 million contribution of common shares to SI Financial Group Foundation. Salary and employee benefits increased for both the three and the nine month periods in 2004 due to increases in compensation costs related to an increase in employees and higher payroll taxes and pension expense as a result of greater salary expense. In addition, we accrued $86,000 in our second quarter for future benefits payable to two directors who retired in April 2004. Electronic banking fees and marketing costs both experienced increases during the three and nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003. The electronic banking fee increase reflects a rising trend of customers’ use of electronic banking services. Marketing costs increased resulting from an aggressive marketing campaign to promote the Bank’s products and services to our target market. For the nine months ended September 30, 2004, occupancy expenses, computer services and professional services were additional contributors to the increase in noninterest expenses. Occupancy increased primarily due to an impairment charge of $337,000 to reduce the carrying value on a former branch facility to its estimated net market value. Computer services expense increased due to increased fees and services. Outside professional services expense was higher primarily due to costs associated with our conversion to a federally-chartered mutual holding company structure.

Provision for Income Taxes:

The Company’s income tax expense decreased $1.3 million, or 100.8%, to a tax benefit of $10,000 for the nine months ended September 30, 2004 compared to a tax provision of $1.3 million in 2003 based on a net loss before taxes.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. Our policy is to maintain liquid assets less short- term liabilities within a range of 12.5% to 20.0% of total assets. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and cash equivalents totaled $52.0 million, including interest-bearing deposits of $16.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $97.5 million at September 30, 2004. In addition, at September 30, 2004, we had the ability to borrow a total of approximately $119.0 million from the Federal Home Loan Bank of Boston. On that date, we had advances outstanding of $60.9 million. Additionally, we had arranged overnight lines of credit of $6.2 million from the Federal Home Loan Bank of Boston. On that date, we had no overnight advances outstanding.

The Company believes that the Bank’s most liquid assets combined with the available line from the Federal Home Loan Bank provides adequate liquidity to meet its current financial obligations.

At September 30, 2004, we had $93.9 million in loan commitments outstanding, which included $24.4 million in undisbursed construction loans, $18.0 million in unused home equity lines of credit, $7.6 million in commercial lines of credit and $1.2 million in standby letters of credit. Certificates of deposit due within one year of September 30, 2004 totaled $99.3 million, or 22.3% of total deposits. Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in long-term certificates of deposit in the current low interest rate environment. To compensate, we have increased the duration of our borrowings with the Federal Home Loan Bank of Boston. If these maturing certificates of deposit do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Additionally, we maintain a shorter duration in our securities portfolio to provide necessary liquidity to compensate for any deposit outflows. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by favorably adjusting the interest rates offered to our customers.

Our primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2004, we originated $128.8 million of loans and purchased $61.8 million of securities. In fiscal 2003, we originated $207.7 million of loans and purchased $45.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. Asset growth has outpaced deposit growth during the last three years. The increased liquidity needed to fund asset growth over the last three years has been provided through increased Federal Home Loan Bank borrowings and raising capital through the issuance of trust preferred securities. We experienced a net increase in total deposits of $30.0 million, $19.0 million, $35.3 million and $41.2 million for the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. We experienced increases in Federal Home Loan Bank advances of $3.7 million, $13.3 million, $8.7 million and $9.5 million for the nine months ended September 30, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, we generated $7.0 million in net proceeds from the issuance of trust preferred securities in 2002.

Our initial stock offering increased the Company’s capital and liquidity. However, over time, our liquidity will be reduced as net proceeds from the stock offering are deployed. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. In the future, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under any stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not subject to any separate regulatory capital requirements.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2004 and December 31, 2003 compared to the Office of Thrift Supervision and FDIC requirements for classification as a well-capitalized institution and for minimum capital adequacy.

The Savings Institute Bank and Trust Company at September 30, 2004:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$61,973	18.47%	$26,843	8.00%	$33,553	10.00%
Tier I Capital to Risk Weighted Assets	58,906	17.56%	13,418	4.00%	20,127	6.00%
Tier I Capital to Total Assets (1)	58,906	10.13%	23,260	4.00%	29,075	5.00%
Tangible Equity Ratio	58,906	10.13%	8,723	1.50%	N/A	N/A

(1)	Office of Thrift Supervision reporting requirement includes “Total Assets.”

The Savings Institute Bank and Trust Company at December 31, 2003:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$37,529	12.45%	$24,115	8.00%	$30,144	10.00%
Tier I Capital to Risk Weighted Assets	34,679	11.50%	12,062	4.00%	18,093	6.00%
Tier I Capital to Total Average Assets (1)	34,679	6.81%	20,369	4.00%	25,462	5.00%

(1)	FDIC reporting requirement includes “Total Average Assets.”

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit, and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2004 and December 31, 2003 are as follows:

(Dollars in Thousands)	September 30, 2004	December 31, 2003
Commitments to extend credit:
Future loan commitments	$41,687	$22,224
Undisbursed construction loans	24,395	15,193
Undisbursed home equity lines of credit	17,967	15,577
Undisbursed commercial lines of credit	7,555	7,360
Overdraft protection lines	1,065	1,012
Standby letters of credit	1,200	718

TOTAL COMMITMENTS	$93,869	$62,084

For the nine months ended September 30, 2004, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Qualitative Aspects:

Our most significant form of market risk is interest rate risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we originate adjustable-rate mortgage loans for retention in our loan portfolio. However, the ability to originate adjustable-rate loans depends to a great extent on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of fifteen years. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, we have sold more longer-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, we also have used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and a 4-year $5.0 million brokered deposit to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects:

We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect that changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The tables below set forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2004 and at December 31, 2003 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% and 18% in a flat interest rate environment and 18% and 36% in a decreasing interest rate environment and between 6% and 15% in an increasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 36% in a flat or decreasing interest rate environment and between 6% and 24% in a flat interest rate environment and 6% and 24% in an increasing interest rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity.

	Percent Change in Estimated Net Interest Income Over
As of September 30, 2004:	12 Months	24 Months
300 basis point increase in rates	(7.30%)	(8.30%)
125 basis point increase in rates	(1.84%)	(4.65%)
100 basis point decrease in rates	(1.17%)	(3.60%)

	Percent Change in Estimated Net Interest Income Over
As of December 31, 2003:	12 Months	24 Months
300 basis point increase in rates	(9.80%)	(9.29%)
100 basis point increase in rates	0.84%	3.13%
100 basis point decrease in rates	(1.94%)	(4.69%)

The Asset/Liability Committee policy states that the Company has established acceptable levels of interest rate risk as follows:

“Projected Net Interest Income over the next twelve months will not be reduced by more than 5% given a change in interest rates for each 100 basis points (+ or -) over a one year horizon. This limit will be reevaluated on a periodic basis (not less than annually) and may be modified, as appropriate.”

Management generally simulates changes to net interest income using three different interest rate scenarios. One scenario anticipates the maximum foreseeable increase in rates over the next 12 months; management currently assumes this to be 300 basis points. A second scenario anticipates the maximum foreseeable decrease in rates over the next 12 months; management’s current assumption is 100 basis points. The third scenario anticipates management’s view of the most likely change in interest rates over the next 12 months. At September 30, 2004, management utilized a 125 basis point increase in rates. At December 31, 2003, management utilized a 100 basis point increase in rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The 300, 125 and 100 basis point change in rates in the above table at September 30, 2004 is assumed to occur evenly over the next twelve months. Based on the scenario above, net interest income would be adversely affected (within our internal guidelines) in both the twelve and twenty-four month periods if rates rose by 125 or 300 basis points or in a declining rate environment. Using data at September 30, 2004, for each percentage point change in net interest income, the effect on annual net income would be $126,000, assuming a 34% tax rate.

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

The changes in interest rate sensitivity at September 30, 2004 and December 31, 2003 reflects management’s belief that the economy is entering a phase of increasing interest rates.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting as identified in connection with the evaluation described above that occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company, including its subsidiaries, is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided with the Company’s sale of its common stock as part of the Conversion.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-116381) was August 12, 2004.

b.	The offering was consummated on August 20, 2004 with the sale of all securities registered pursuant to the Registration Statement. Sandler O’Neill & Partners, L.P. acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 5,276,775 shares which represented an aggregate amount of $52.8 million. The amount included 5,025,500 shares (or $50.3 million) sold in the offering and 251,275 shares (or $2.5 million) issued to SI Financial Group Foundation.

d.	A reasonable estimate of expenses incurred in connection with the stock offering was $1.8 million, including expenses paid to and for underwriters of $506,000, attorney and accounting fees of $703,000 and other expenses of $591,000. The net proceeds resulting from the offering after deducting expenses was $48.5 million.

e.	The net proceeds are invested in available for sale securities, including mortgage-backed securities and U.S. Government and agency obligations, and in other cash equivalent investments.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (1)

4.0	Stock Certificate of SI Financial Group, Inc. (1)

10.1	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard

10.2	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull

10.3	Change in Control Agreement by and among Savings Institute Bank and Trust Company and Michael J. Moran

10.4	Form of Saving Institute Bank and Trust Company Employee Severance Compensation Plan (1)

10.5	Savings Institute Directors Retirement Plan (1)

10.6	Form of Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (1)

10.7	Savings Institute Group Term Replacement Plan (1)

10.8	Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (1)

10.9	Form of Savings Institute Director Deferred Fee Agreement (1)

10.10	Form of Saving Institute Director Consultation Plan (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

November 12, 2004	By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard President and Chief Executive Officer (principal executive officer)

November 12, 2004	By:	/s/ Brian J. Hull
Brian J. Hull Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)