Form 10-K
period 2004-12-31
SI Financial Group, Inc.
filed 2005-03-29
CIK 1292580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _____ to _____

                         Commission File Number: 0-50801
                                   ----------

                            SI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)
                                   ----------

                        United States                                         84-1655232
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

          803 Main Street, Willimantic, Connecticut                             06226
           (Address of principal executive offices)                           (Zip Code)

                                 (860) 423-4581
              (Registrant's telephone number, including area code)

                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004 was $0.

      As of March 14, 2005, there were 12,563,750 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of SI Financial Group, Inc.'s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS

PART I.                                                                                        Page No.
-------                                                                                        --------

Item 1.    Business                                                                                1

Item 2.    Properties                                                                             33

Item 3.    Legal Proceedings                                                                      34

Item 4.    Submission of Matters to a Vote of Security Holders                                    35

PART II.
--------

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                      35

Item 6.    Selected Financial Data                                                                35

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
              Operation                                                                           37

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                             50

Item 8.    Financial Statements and Supplementary Data                                            52

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                          52

Item 9A.   Controls and Procedures                                                                53

Item 9B.   Other Information                                                                      53

PART III.
---------

Item 10.   Directors and Executive Officers of the Registrant                                     53

Item 11.   Executive Compensation                                                                 53

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                 53

Item 13.   Certain Relationships and Related Transactions                                         54

Item 14.   Principal Accountant Fees and Services                                                 54

PART IV.
--------

Item 15.   Exhibits and Financial Statement Schedules                                             54

           Signatures                                                                             56

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of SI Financial Group, Inc. (the "Company"). These forward-looking statements are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, changes in real estate market values in the Company's market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.
-------

Item 1. Business.
-----------------

General
-------

In certain instances where appropriate, the terms "we," "us" and "our" refer to SI Financial Group, Inc. and Savings Bank and Trust Company or both.

Savings Institute Bank and Trust Company (the "Bank" or "Savings Institute") became the wholly-owned subsidiary of SI Financial Group, Inc., which was established on August 6, 2004, in connection with the conversion of SI Bancorp, Inc., the Bank's former mutual holding company parent, and Savings Institute from state-chartered to federally-chartered institutions. The Company's business is the ownership of the outstanding capital stock of the Bank and management of the investment of the proceeds it retained from the stock offering. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank. Thus, the financial information and discussion contained herein primarily relates to the activities of the Bank.

The Savings Institute was incorporated by an act of the Connecticut legislature in 1842 under the name Willimantic Savings Institute. It was shortened to Savings Institute in 1991 to reflect the Bank's expanded geographic territory. In 2000, the Bank converted to stock form and became the wholly-owned subsidiary of SI Bancorp, Inc., a Connecticut-chartered mutual holding company. On August 6, 2004, Savings Institute converted to a federal charter and now operates under the name Savings Institute Bank and Trust Company. At that time, SI Bancorp, Inc. converted to a federal charter operating under the name SI Bancorp, MHC and transferred all of the common stock of the Bank to SI Financial Group, Inc.

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in our market area, including insurance, trust and investment services. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans, which we hold primarily for investment.

Availability of Information
---------------------------

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Form 10-K.

Market Area
-----------

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford. In addition to the Bank's main office located in Windham County, we operate fourteen branch offices in Hartford, New London, Tolland and Windham Counties, which the Bank considers its primary market area. The economy in our market area is primarily oriented to the educational, service, entertainment, manufacturing and retail industries.

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County's population in 2003 was approximately 113,000 and consisted of 41,000 households. The population increased approximately 3.2% from 2000. Median household income in Windham County is $45,000, compared to $54,000 for Connecticut as a whole and $43,000 nationally. Hartford, New London and Tolland Counties have median household incomes of $51,000, $51,000 and $59,000, respectively.

Competition
-----------

The Bank faces significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors' funds from money market funds and other corporate and government securities. At June 30, 2004, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation ("FDIC"), we held approximately 17.55% of the deposits in Windham County, which is the largest market share out of eleven financial institutions with offices in this county. Also, at June 30, 2004, we held approximately 0.79% of the deposits in Hartford, New London and Tolland Counties, which is the 14th market share out of 37 financial institutions with offices in these counties. In addition, banks owned by Bank of America Corp., Webster Financial Corporation, Banknorth Group, Inc., Sovereign Bancorp, Inc. and Citizens Financial Group, Inc., all of which are large regional bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

The Bank's competition for loans comes primarily from financial institutions in our market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities
------------------

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, our loan portfolio includes construction and consumer loans. We historically and currently originate loans primarily for investment purposes. At December 31, 2004, we had $200,000 in loans that were held for sale.

The following table summarizes the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

                                                          At December 31,
                                 ------------------------------------------------------------------
(Dollars in Thousands)                   2004                   2003                   2002
                                 --------------------   --------------------   --------------------
                                              Percent                Percent                Percent
                                   Amount    of Total     Amount    of Total     Amount    of Total
                                 ---------   --------   ---------   --------   ---------   --------
Real estate loans:
   Residential - 1 to 4 Family   $ 252,180     55.99%   $ 226,881     58.29%   $ 213,831     63.29%
   Multi-family and
      commercial                    82,213     18.25       73,428     18.87       61,214     18.12
   Construction                     35,773      7.94       20,652      5.30       21,104      6.25
                                 ---------    ------    ---------    ------    ---------    ------
   Total real estate loans         370,166     82.18      320,961     82.46      296,149     87.66

Consumer loans:
   Home equity                      18,335      4.07       14,411      3.70       10,786      3.19
   Other                             2,790      0.62        3,107      0.80        3,936      1.16
                                 ---------    ------    ---------    ------    ---------    ------
   Total consumer loans             21,125      4.69       17,518      4.50       14,722      4.35

Commercial business loans           59,123     13.13       50,746     13.04       27,003      7.99
                                 ---------    ------    ---------    ------    ---------    ------

Total loans                        450,414    100.00%     389,225    100.00%     337,874    100.00%
                                              ======                 ======                 ======

Deferred loan origination
   costs, net of fees                  743                    387                   (209)
Allowance for loan losses           (3,200)                (2,688)                (3,067)
                                 ---------              ---------              ---------

Loans, net                       $ 447,957              $ 386,924              $ 334,598
                                 =========              =========              =========

                                               At December 31,
                                 -------------------------------------------
(Dollars in Thousands)                   2001                   2000
                                 --------------------   --------------------
                                              Percent                Percent
                                   Amount    of Total     Amount    of Total
                                 ---------   --------   ---------   --------
Real estate loans:
   Residential - 1 to 4 Family   $ 193,672     65.36%   $ 174,186     65.14%
   Multi-family and
      commercial                    56,376     19.02       47,016     17.58
   Construction                     10,155      3.43       11,815      4.42
                                 ---------    ------    ---------    ------
   Total real estate loans         260,203     87.81      233,017     87.14

Consumer loans:
   Home equity                       7,752      2.62        6,888      2.58
   Other                             7,174      2.42        6,039      2.26
                                 ---------    ------    ---------    ------
   Total consumer loans             14,926      5.04       12,927      4.84

Commercial business loans           21,192      7.15       21,442      8.02
                                 ---------    ------    ---------    ------

Total loans                        296,321    100.00%     267,386    100.00%
                                              ======                 ======

Deferred loan origination
   costs, net of fees                 (349)                  (228)
Allowance for loan losses           (2,861)                (2,605)
                                 ---------              ---------

Loans, net                       $ 293,111              $ 264,553
                                 =========              =========

One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in our market area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on our interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

The Bank offers fixed-rate loans with terms of 15, 20 or 30 years. Our adjustable-rate mortgage loans are based on 15, 20 or 30 year amortization schedules. Interest rates and payments on our adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period. Interest rates and payments on our adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% and generally make loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for moderate income and first-time buyers, we offer Federal Housing Authority, Veterans Administration and Connecticut Housing Finance Agency loans and a first-time home buyers program. We offer fixed-rate residential mortgage loans through these programs to qualified individuals and originate the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans. The Bank offers fixed rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions as well as owner occupied properties located in our market area and used for businesses. We intend to continue to grow this segment of our loan portfolio.

We originate adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed rate period. Interest rates and payments on our adjustable-rate loans are adjusted to a rate typically 2.5-3.5% above the classic advance rates offered by the Federal Home Loan Bank of Boston ("FHLB"). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property's appraised value. At December 31, 2004, the largest outstanding commercial real estate loan commitment was $2.9 million, of which $2.9 million was outstanding. This loan is secured by the assets of a healthcare facility and was performing according to its terms at December 31, 2004.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios of at least 1.25. The debt service coverage ratio is equal to cash flows before interest, rent, income taxes and required principal payments divided by amounts paid for interest, rent, income taxes and required principal payments. Environmental surveys are generally required for commercial real estate loans over $250,000.

Construction Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction and 75% on commercial construction of the lower of appraised value or cost of the project, whichever is less. At December 31, 2004, the largest outstanding residential construction loan commitment was for $1.0 million, of which $600,000 was outstanding. At December 31, 2004, the largest outstanding commercial construction loan commitment was $4.1 million, of which $1.9 million was outstanding. These loans were performing according to their terms at December 31, 2004. Before making a commitment to fund a residential construction loan, we require an appraisal of the property by a board approved independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

The Bank also originates land loans to individuals and local contractors and developers only for the purpose of making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land of 75% for a 10-year loan and 60% for a 15-year loan, whichever is less. We offer fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on our adjustable-rate land loans are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan. If applicable, we require title insurance and a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. The Bank makes commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in our market area. We offer a variety of commercial lending products, the maximum amount of which is limited by our in-house loans-to-one-borrower limit, which was $6.0 million at December 31, 2004. Our largest commercial loan was a $900,000 loan secured by accounts receivable, of which $702,000 was outstanding as of December 31, 2004. This loan was performing according to its original terms at December 31, 2004.

Until November 2004, we maintained a Business Manager Program under which accounts receivable financing was offered to small and medium-sized businesses in our market area. Under that program, we purchased accounts receivable on a full recourse basis. Our income from the program arose primarily from: (1) service charges, which range from two to five percent, which are discounted from each receivable purchased, and (2) the interest, if any, charged to account debtors on unpaid balances. To mitigate the risk associated with such lending, a flexible cash reserve was established for each participant. Any excess reserves were returned to the small business once a month. Additionally, we obtained accounts receivable fraud insurance to protect our exposure on these loans. The Company decided to discontinue the Business Manager Program when it was determined that the volume of new business was not sufficient to warrant the time and cost associated with maintenance on the accounts under the program. The outstanding balances at December 31, 2004 under the Business Manager Program, totaling $1.4 million, will be either converted to one of our traditional commercial loan products or transferred to another lender that offers the Business Manager Program.

We also offer loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months and will be paid over a pre-defined amortization period. We also offer time notes, letters of credit and Small Business Administration guaranteed loans. Time notes are short-term loans and will only be granted on the basis of a defined source of repayment of principal and interest from a specific foreseeable event.

When making commercial business loans, we consider the financial statements of the borrower, the borrower's payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, viability of the industry in which the customer operates and the value of the collateral.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. To a much lesser extent, the Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles as well as unsecured loans. Unsecured loans generally have a maximum borrowing limit of $15,000 and a maximum term of five years.

The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. We will offer home equity loans with maximum combined loan-to-value ratios of 100%, provided that loans in excess of 80% will be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Loan Purchases and Sales and Servicing of Loans. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers.

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the United States Department of Agriculture and the Small Business Administration. The loans are primarily for commercial and agricultural properties located throughout the United States. We purchased $12.2 million and $26.4 million of these loans in fiscal 2004 and 2003, respectively.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained, based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs and manage interest rate risk. We sold $15.5 million, $23.0 million and $12.8 million of loans in the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Bank retained the servicing rights on $50.5 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. The gross servicing fee income from loans sold with servicing rights retained is typically 25 basis points of the total balance of serviced loans. The servicing rights, included in other assets, related to these loans was $165,000 and $124,000 at December 31, 2004 and 2003, respectively. Amortization of mortgage servicing rights totaled $24,000, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table sets forth the Bank's loan originations and purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the periods indicated.

                                                                 Years Ended December 31,
                                                            ---------------------------------
                  (Dollars in Thousands)                       2004        2003        2002
                                                            ---------   ---------   ---------
      Loans at beginning of period                          $ 389,225   $ 337,874   $ 296,321

      Originations:
         Real estate loans                                    147,899     180,962     133,150
         Commercial business loans                             14,465      10,034       4,025
         Consumer loans                                        16,063      16,682      11,837
                                                            ---------   ---------   ---------
         Total loan originations                              178,427     207,678     149,012

      Loans Purchased                                          12,152      26,448       3,538

      Deductions:
         Principal loan repayments, prepayments and other     113,803     157,095      97,821
         Sale of loans, principal balance                      15,549      22,996      12,795
         Loan charge-offs, net                                     38       1,981         331
         Transfers to OREO                                         --         703          50
                                                            ---------   ---------   ---------
         Total deductions                                     129,390     182,775     110,997
                                                            ---------   ---------   ---------

      Net loan activity                                        61,189      51,351      41,553
                                                            ---------   ---------   ---------

      Loans at end of period                                $ 450,414   $ 389,225   $ 337,874
                                                            =========   =========   =========

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at December 31, 2004. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

                                                         Amounts Due In
                                       --------------------------------------------------
          (Dollars in Thousands)                      More Than                   Total
                                       One Year or   One to Five   More Than      Amount
                                           Less         Years      Five Years      Due
                                       -----------   -----------   ----------   ---------
      Real estate loans:

         Residential - 1 to 4 family     $     34     $  5,055      $ 247,091   $ 252,180
         Multi-family and commercial          312        2,877         79,024      82,213
         Construction                       8,629        4,092         23,052      35,773
                                         --------     --------      ---------   ---------
         Total real estate loans            8,975       12,024        349,167     370,166

      Commercial business loans             8,815        7,237         43,071      59,123

      Consumer loans                          859       17,837          2,429      21,125
                                         --------     --------      ---------   ---------

      Total loans                        $ 18,649     $ 37,098      $ 394,667   $ 450,414
                                         ========     ========      =========   =========

While one- to four-family residential real estate loans are normally originated with up to 30-year terms; such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The following table sets forth, at December 31, 2004, the dollar amount of gross loans receivable contractually due after December 31, 2005, and whether such loans have either fixed interest rates, floating or adjustable interest rates. The amounts shown below exclude deferred loan fees and costs and the allowance for loan losses and include $944,000 of nonperforming loans.

                                                   Floating or
          (Dollars in Thousands)         Fixed      Adjustable
                                         Rates        Rates        Total
                                       ---------   -----------   ---------
      Real estate loans:
         Residential - 1 to 4 family   $ 204,279    $  47,867    $ 252,146
         Multi-family and commercial      10,527       71,374       81,901
         Construction                     21,623        5,521       27,144
                                       ---------    ---------    ---------
         Total real estate loans         236,429      124,762      361,191

      Commercial business loans           21,715       28,593       50,308

      Consumer loans                       7,186       13,080       20,266
                                       ---------    ---------    ---------

      Total loans                      $ 265,330    $ 166,435    $ 431,765
                                       =========    =========    =========

Loan Approval Procedures and Authority. The Bank's lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. All residential mortgages and consumer home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors. The loan committee has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit of up to $6.0 million and (2) commercial and other consumer loans of up to $2.0 million. The President and the Senior Credit Officer have approval for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $359,650 for those that are non-conforming, (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for consumer home equity lines of credit or $1.0 million jointly for commercial and other consumer loans. The Senior Commercial Officer may approve consumer home equity lines of credit and commercial loans of up to $200,000 individually or $500,000 with the additional approval of the President or Senior Credit Officer. Various bank personnel have been delegated authority to approve loans up to $359,650.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower's related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2004, our regulatory limit on loans to one borrower was $9.4 million. At that date, our largest lending relationship was $9.0 million, of which $5.0 million was outstanding, and included fourteen commercial real estate loans, all of which were performing according to the original repayment terms at December 31, 2004.

Loan Commitments. The Bank issues commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 90 days or less from the date of application.

Delinquencies. When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, we send a letter notifying the borrower that we will commence foreclosure proceedings if the loan is not brought current within 30 days. When the loan becomes 120 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer or commercial loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is typically sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

The following table sets forth the delinquencies in the Bank's loan portfolio as of the dates indicated.

                                                December 31, 2004                                 December 31, 2003
                                 -----------------------------------------------   -----------------------------------------------
     (Dollars in Thousands)           60 - 89 Days            90 Days or More           60 - 89 Days            90 Days or More
                                 ----------------------   ----------------------   ----------------------   ----------------------
                                              Principal                Principal                Principal                Principal
                                 Number of   Balance of   Number of   Balance of   Number of   Balance of   Number of   Balance of
                                   Loans        Loans       Loans        Loans       Loans        Loans       Loans        Loans
                                 ---------   ----------   ---------   ----------   ---------   ----------   ---------   ----------
Real estate loans:
   Residential - 1 to 4 family        5         $ 547          2         $ 522          2         $ 169          3       $   205
   Multi-family and commercial       --            --          3           421         --            --          2           873
   Construction                      --            --         --            --         --            --         --            --
                                    ---         -----        ---         -----        ---         -----        ---       -------
   Total real estate loans            5           547          5           943          2           169          5         1,078

Consumer loans:
   Home equity                        1            20         --            --         --            --         --            --
   Other                             --            --          1             1          1             1         --            --
                                    ---         -----        ---         -----        ---         -----        ---       -------
   Total consumer loans               1            20          1             1          1             1         --            --

Commercial business loans            --            --         --            --         --            --         --            --
                                    ---         -----        ---         -----        ---         -----        ---       -------

Total delinquent loans (1)            6         $ 567          6         $ 944          3         $ 170          5       $ 1,078
                                    ===         =====        ===         =====        ===         =====        ===       =======

----------
(1)   Represents delinquent loans 60 days or more past due.

Classified Assets. Management of the Company, including the Watched Asset Committee, consisting of a number of the Bank's officers, review and classify the assets of the Company on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis. Federal regulations and the Company's internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio. The Company currently classifies problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those assets that are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets characterized as "doubtful" have all the weaknesses inherent in those classified as "substandard" with the additional characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high probability of loss. Assets classified as "loss" are those assets considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. In addition, assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention." When we classify an asset as "substandard" or "doubtful," we may establish a specific allowance for loan losses. If an asset is classified as a "loss," the Company charges-off an amount equal to the portion of the asset classified as "loss." All the loans mentioned above are included in the Company's Watch List Report. This report serves as an integral part in the evaluation of the adequacy of the Company's allowance for loan losses.

The following table sets forth the Company's classified loans as of December 31, 2004.

                                      Loss       Doubtful   Substandard   Special Mention
                                    Principal   Principal    Principal       Principal
     (Dollars in Thousands)          Balance     Balance      Balance         Balance
                                    ---------   ---------   -----------   ---------------
   Real estate loans:
      Residential - 1 to 4 family     $ --        $ --        $   682         $   226
      Multi-family and commercial       --          --            421           3,136
      Construction                      --          --             --              --
                                      ----        ----        -------         -------
      Total real estate loans           --          --          1,103           3,362

   Consumer loans:
      Home equity                       --          --             20              --
      Other                              1          --             --               2
                                      ----        ----        -------         -------
      Total consumer loans               1          --             20               2

   Commercial business loans            --          --             --           1,271
                                      ----        ----        -------         -------

   Total  classified  loans           $  1        $ --        $ 1,123         $ 4,635
                                      ====        ====        =======         =======

Of the $1.1 million of substandard loans at December 31, 2004, $943,000 are considered nonperforming loans. Of the $4.6 million of special mention loans, only $104,000 are more than 30 days past due at December 31, 2004.

Nonperforming Assets and Restructured Loans. When a loan becomes 90 days delinquent, the loan is placed on nonaccrual status at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on nonaccrual loans are applied to the outstanding principal and interest balance as determined at the time of collection of the loan.

We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs or fair value at the date of the foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income as incurred.

The following table provides information with respect to the Company's nonperforming assets and troubled debt restructurings as of the dates indicated.

                                                              December 31,
                                            -----------------------------------------------
        (Dollars in Thousands)                2004      2003      2002      2001      2000
                                            -------   -------   -------   -------   -------
Nonaccrual loans:
   Real estate loans                        $   943   $ 1,295   $ 1,347   $ 1,597   $ 1,028
   Commercial business loans                     --        --       418       517        86
   Consumer loans                                 1        --        72        29        23
                                            -------   -------   -------   -------   -------
   Total nonaccrual loans                       944     1,295     1,837     2,143     1,137

Accruing loans past due 90 days or more:
   Real estate loans                             --        --         5        46       394
   Commercial business loans                     --        --        --         1        --
   Consumer loans                                --        --        --        --        --
                                            -------   -------   -------   -------   -------
   Total accruing loans past due 90 days
      or more                                    --        --         5        47       394
                                            -------   -------   -------   -------   -------

Total nonperforming loans                       944     1,295     1,842     2,190     1,531

Real estate owned, net (1)                       --       328        43        43        43
                                            -------   -------   -------   -------   -------

Total nonperforming assets                      944     1,623     1,885     2,233     1,574

Troubled debt restructurings                     76        77        78        78        79
                                            -------   -------   -------   -------   -------

Total nonperforming assets and troubled
   debt restructurings                      $ 1,020   $ 1,700   $ 1,963   $ 2,311   $ 1,653
                                            =======   =======   =======   =======   =======

Total nonperforming loans to total loans       0.21%     0.33%     0.55%     0.74%     0.57%
Total nonperforming loans to total assets      0.15%     0.25%     0.38%     0.51%     0.41%
Total nonperforming assets and troubled
   debt restructurings to total assets         0.16%     0.33%     0.40%     0.54%     0.44%

----------
      (1)   Real estate owned balances are shown net of related loss allowance.

Other than disclosed in the above table, there are no other loans at December 31, 2004 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Interest income that would have been recorded for the years ended December 31, 2004 and December 31, 2003 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $56,000 and $67,000, respectively. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $9,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred losses inherent in the loan portfolio. The allowance is maintained through a provision for loan losses that is charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company evaluates the allowance for loan losses on a regular basis.

The methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements:

      o Specific allowances for identified problem loans, including certain impaired or collateral-dependent loans;

      o     General valuation allowance on certain identified problem loans; and

      o     General valuation allowance on the remainder of the loan portfolio

Specific Allowance on Identified Problem Loans. The loan portfolio is segregated first between loans that are on our "watch list" and loans that are not. Our watch list includes: (1) loans that are 60 or more days delinquent, (2) loans with anticipated losses, (3) loans referred to attorneys for collection or in the process of foreclosure, (4) nonaccrual loans, (5) loans classified as "substandard," "doubtful" or "loss" by either our internal classification system or by regulators during the course of their examination of us, and (6) troubled debt restructurings and other nonperforming loans.

The Watched Asset Committee, consisting of a number of the Bank's officers, will review each loan on the watch list and establish an individual reserve allocation on certain loans based on such factors as (1) the strength of the customer's personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower's effort to cure the delinquency.

The Company reviews and establishes, as needed, a specific allowance for certain identified non-homogeneous problem loans. In accordance with the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. The Company establishes another general allowance for loans that are not on the watch list to recognize the probable losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated annually to ensure their relevance in the current economic environment.

The Office of Thrift Supervision ("OTS"), as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from that of the Company.

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

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                          Years Ended December 31,
                                          -----------------------------------------------------
        (Dollars in Thousands)              2004       2003       2002       2001        2000
                                          --------   --------   --------   --------   ---------
Allowance at beginning of period          $  2,688   $  3,067   $  2,861   $  2,605   $   2,284

Provision for loan losses                      550      1,602        537        440         290

Charge-offs:
   Real estate loans                            --      1,523         77         40          86
   Commercial business loans                    13        374        111        218          18
   Consumer loans                               62        216        218        146           5
                                          --------   --------   --------   --------   ---------
   Total charge-offs                            75      2,113        406        404         109

Recoveries:
   Real estate loans                            19         89         35         40          60
   Commercial business loans                     6         24         32        161          70
   Consumer loans                               12         19          8         19          10
                                          --------   --------   --------   --------   ---------
   Total recoveries                             37        132         75        220         140
                                          --------   --------   --------   --------   ---------

Net charge-offs/(recoveries)                    38      1,981        331        184         (31)
                                          --------   --------   --------   --------   ---------

Allowance at end of period                $  3,200   $  2,688   $  3,067   $  2,861   $   2,605
                                          ========   ========   ========   ========   =========

Allowance to total loans outstanding at
   end of period                              0.71%      0.69%      0.91%      0.97%       0.97%

Allowance to nonperforming loans            338.98%    207.57%    166.50%    130.64%     170.15%

Net charge-offs (recoveries) to average
   loans outstanding during the period        0.01%      0.55%      0.11%      0.07%      (0.01)%

Recoveries to charge-offs                    49.30%      6.25%     18.47%     54.46%    (128.44)%

Lower charge-offs in 2004, as compared to 2003, were primarily the result of improved asset quality in the Bank's loan portfolio. In addition, charge-offs for 2003 included the charge-off of two commercial business loans and two commercial real estate loans that aggregated $1.8 million. The larger of the two commercial real estate loans, which at the time of charge-off had a principal balance of $1.6 million, was charged-off after the loan was nonperforming and the Company determined that the value of the real estate underlying the loan was insufficient to cover the outstanding principal balance. Additionally, because we held a junior collateral position, the Company determined that the likelihood of any recovery was remote. During the year ended December 31, 2003, charge-offs exceeded the provision for loan losses as specific allowances of $237,000 were established in prior periods for a portion of the charged-off loans once it had been determined that collection or liquidation in full was unlikely.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                                                   December 31,
                         ------------------------------------------------------------------------------------------------
                                     2004                            2003                              2002
                         -----------------------------    ------------------------------   ------------------------------
                                                 % of                             % of                             % of
                                               Loans in                         Loans in                         Loans in
                                     % of        each                  % of       each                  % of       each
                                   Allowance   Category             Allowance   Category             Allowance   Category
                                    to Total   to Total              to Total   to Total              to Total   to Total
(Dollars in Thousands)    Amount   Allowance     Loans     Amount   Allowance     Loans     Amount   Allowance    Loans
                         -------   ---------   --------   -------   --------------------   -------   ---------   -------
Real estate loans        $ 2,403     75.08%      82.18%   $ 2,093     77.86%      82.46%   $ 2,237     72.94%     87.66%
Commercial business          641     20.02       13.13        461     17.15       13.04        488     15.91       7.99
Consumer loans               152      4.74        4.69         80      2.98        4.50        318     10.37       4.35
Unallocated                    4      0.16          --         54      2.01          --         24      0.78         --
                         -------    ------      ------    -------    ------      ------    -------    ------     ------
Total allowance for
   loan losses           $ 3,200    100.00%     100.00%   $ 2,688    100.00%     100.00%   $ 3,067    100.00%    100.00%
                         =======    ======      ======    =======    ======      ======    =======    ======     ======

                                                      December 31,
                               ---------------------------------------------------------------
                                           2001                              2000
                               -----------------------------    ------------------------------
                                                       % of                             % of
                                                     Loans in                         Loans in
                                           % of        each                  % of       each
                                         Allowance   Category             Allowance   Category
                                          to Total   to Total              to Total   to Total
      (Dollars in Thousands)    Amount   Allowance     Loans     Amount   Allowance     Loans
                               -------   ---------   --------   ------------------------------
      Real estate loans        $ 1,866     65.22%      87.81%   $ 1,759     67.52%      87.14%
      Commercial business          647     22.62        7.15        537     20.61        8.02
      Consumer loans               277      9.68        5.04        139      5.34        4.84
      Unallocated                   71      2.48          --        170      6.53          --
                               -------    ------      ------    -------    ------      ------
      Total allowance for
         loan losses           $ 2,861    100.00%     100.00%   $ 2,605    100.00%     100.00%
                               =======    ======      ======    =======    ======      ======

Investment Activities
---------------------

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2004.

The Company's investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring our investment performance. The Chief Financial Officer, in conjunction with the Chief Executive Officer, is primarily responsible for implementation of the investment policies. The Board of Directors provides designated individuals with authority to make investment decisions. Currently, the President and Chief Executive Officer and the Chief Financial Officer are authorized to enter into fixed income transactions up to $2.5 million and equity transactions up to $250,000. Two Senior Vice Presidents may enter into fixed income transactions up to $1.0 million and equity transactions up to $100,000. Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the President and Chief Executive Officer or the Chief Financial Officer. Individual investment transactions will be reviewed and approved by the Board of Directors on a monthly basis, while portfolio composition and performance will be reviewed at least quarterly by the Investment Committee.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), requires that securities be categorized as either "held to maturity," "trading securities" or "available for sale" based on management's intent as to the ultimate disposition of each security. Debt securities may be classified as "held-to-maturity," and reported in the financial statements at amortized cost, only if the Company has the positive intent and ability to hold those securities until maturity. Securities purchased and held principally for the purpose of trading in the near term are classified as "trading securities." These securities are reported at fair value in the financial statements, with unrealized gains and losses recognized in earnings. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale securities." These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

At December 31, 2004, the Company's investment portfolio included only available for sale securities which totaled $120.6 million and represented 19.3% of assets. The Company's available for sale securities consisted primarily of U.S. government and agency securities with maturities of 15 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, corporate debt securities and securities of state and municipal governments.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

                                                                   December 31,
                                         -------------------------------------------------------------------
       (Dollars in Thousands)                     2004                  2003                  2002
                                         ---------------------   --------------------   --------------------
                                         Amortized      Fair     Amortized     Fair     Amortized     Fair
                                            Cost       Value       Cost        Value       Cost       Value
                                         ---------   ---------   ---------   --------   ---------   --------
Available for sale securities:
   U.S. Government and agency
      securities                         $  73,950   $  73,676    $ 38,583   $ 38,999    $ 27,931   $ 28,821
   Mortgage-backed securities               40,926      40,594      19,050     18,364      32,569     32,770
   Corporate debt securities                 3,498       3,563      15,540     16,451      21,054     21,779
   Obligations of state and political
      subdivisions                           1,499       1,584       3,129      3,217       3,199      3,309
   Tax-exempt                                  560         560          --         --          --         --
   Other debt securities                        75          75          75         75          75         75
                                         ---------   ---------    --------   --------    --------   --------
   Total debt securities                   120,508     120,052      76,377     77,106      84,828     86,754

   Marketable equity securities                488         505         531        587       1,251      1,160
                                         ---------   ---------    --------   --------    --------   --------
   Total available for sale securities     120,996     120,557      76,908     77,693      86,079     87,914

Held to maturity securities:
   Mortgage-backed securities                   --          --       1,728      1,344       9,463      8,985
                                         ---------   ---------    --------   --------    --------   --------

Total securities                         $ 120,996   $ 120,557    $ 78,636   $ 79,037    $ 95,542   $ 96,899
                                         =========   =========    ========   ========    ========   ========

The Company had no investments that had an aggregate book value in excess of 10% of its equity at December 31, 2004.

The following table sets forth the amortized cost, weighted average yields and contractual maturities of securities at December 31, 2004. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2004, mortgage-backed securities with adjustable rates totaled $13.5 million.

                                                        More than One Year    More than Five Years
(Dollars in Thousands)            One Year or Less        to Five Years            to Ten Years       More than Ten Years
                                --------------------   --------------------   --------------------   --------------------
                                            Weighted               Weighted               Weighted               Weighted
                                Amortized   Average    Amortized   Average    Amortized    Average   Amortized    Average
                                   Cost      Yield        Cost      Yield        Cost       Yield       Cost       Yield
                                ---------   --------   ---------   --------   ---------   --------   ---------   --------
Available for sale
   securities:
   U.S. government and agency
      securities                 $ 13,559     3.65%     $ 52,876     3.42%     $  5,308     4.01%     $  2,207     3.59%
   Mortgage-backed securities          --       --         3,385     5.61         8,724     4.00        28,817     4.29
   Corporate debt securities        2,998     7.83            --       --            --       --           500     5.13
   Obligations of state and
      political subdivisions           --       --           999     6.80            --       --           500     5.67
   Tax-exempt securities               70     3.87           280     3.87           210     3.88            --       --
   Other debt securities               --       --            50     4.72            25     7.30            --       --
                                 --------               --------               --------               --------
   Total debt securities           16,627     4.40        57,590     3.59        14,267     4.00        32,024     4.28

   Marketable equity
      securities                       --       --            --       --            --       --           488     5.34
                                 --------               --------               --------               --------
Total available for sale
   securities                    $ 16,627     4.40%     $ 57,590     3.59%     $ 14,267     4.00%     $ 32,512     4.30%
                                 ========               ========               ========               ========

(Dollars in Thousands)                  Total
                                --------------------
                                            Weighted
                                Amortized    Average
                                   Cost      Yield
                                ---------   --------
Available for sale
   securities:
   U.S. government and agency
      securities                $  73,950     3.51%
   Mortgage-backed securities      40,926     4.34
   Corporate debt securities        3,498     7.45
   Obligations of state and
      political subdivisions        1,499     6.42
   Tax-exempt securities              560     3.87
   Other debt securities               75     5.58
                                ---------
   Total debt securities          120,508     3.92

   Marketable equity
      securities                      488     5.34
                                ---------
Total available for sale
   securities                   $ 120,996     3.93%
                                =========

Deposit Activities and Other Sources of Funds
---------------------------------------------

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Our primary source of funds are retail deposit accounts held primarily by individuals and businesses within our market area. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of the Bank's depositors are residents of the State of Connecticut. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. We also utilize brokered certificates of deposits, which at December 31, 2004 amounted to $5.0 million, as an alternate source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. The Bank's current strategy is to offer competitive rates, and even higher rates on long-term deposits, but not be the market leader in every account type and maturity.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a commercial checking account that provides an earnings credit to offset monthly service charges and a checking account specifically designed for small business and nonprofit organizations. Additionally, we offer sweep accounts and money market accounts for businesses. We have sought to increase our commercial deposits through the offering of these products, particularly to our commercial borrowers and to local municipalities.

The following table sets forth the deposit activity for the periods indicated, including mortgagors' and investors' escrow accounts and brokered deposits.

                                              Years Ended December 31,
                                         ---------------------------------
         (Dollars in Thousands)             2004        2003        2002
                                         ---------   ---------   ---------
     Beginning balance                   $ 417,311   $ 398,315   $ 363,029

     Increase before interest credited      36,833      12,389      26,781
     Interest credited                       6,336       6,607       8,505
                                         ---------   ---------   ---------
     Net increase in deposits               43,169      18,996      35,286
                                         ---------   ---------   ---------
     Ending balance (1)                  $ 460,480   $ 417,311   $ 398,315
                                         =========   =========   =========

      ----------
      (1) Includes mortgagors' and investors' escrow accounts in the amount of $2.7 million, $2.2 million and $2.0 million at December 31, 2004, 2003 and 2002, respectively. Includes brokered deposits of $5.0 million at December 31, 2004 and 2003.

The following table sets forth the distribution of the Company's deposit accounts for the dates indicated.

                                                         December 31,
                                ------------------------------------------------------------
   (Dollars in Thousands)               2004                 2003                2002
                                ------------------------------------------------------------
                                  % of                  % of                 % of
                                 Balance     Total    Balance     Total    Balance     Total
                                ---------   ------   ---------   ------   ---------   ------
Noninterest-bearing demand
   deposits                     $  46,049    10.00%  $  40,371     9.67%  $  37,624     9.45%
NOW and money market accounts     110,564    24.01     101,852    24.41      90,516    22.72
Savings accounts (1)               95,310    20.70      89,846    21.53      84,201    21.14
Certificates of deposit (2)       208,557    45.29     185,242    44.39     185,974    46.69
                                ---------   ------   ---------   ------   ---------   ------
Total deposits                  $ 460,480   100.00%  $ 417,311   100.00%  $ 398,315   100.00%
                                =========   ======   =========   ======   =========   ======

----------
(1) Includes mortgagors' and investors' escrow accounts in the amount of $2.7 million, $2.2 million and $2.0 million at December 31, 2004, 2003 and 2002, respectively.

(2)   Includes brokered deposits of $5.0 million at December 31, 2004 and 2003.

The Company had $51.3 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2004, maturing as follows:

                                                     Weighted Average
            (Dollars in Thousands)         Amount          Rate
                                          --------   ----------------
         Maturity Period:
         ----------------
         Three months or less             $ 12,637         1.89%
         Over three through six months       5,096         2.11
         Over six through twelve months      6,443         2.03
         Over twelve months                 27,130         3.73
                                          --------
         Total                            $ 51,306         2.90%
                                          ========

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, periods to maturity and percent of total certificate accounts at December 31, 2004.

                                                             Amount Due
                           --------------------------------------------------------------------------
  (Dollars in Thousands)                             More Than    More Than                             Percent of
                                        More Than    Two Years   Three Years                               Total
                           Less Than   One Year to   to Three      to Four      More Than               Certificate
                           One Year     Two Years      Years        Years      Four Years     Total       Accounts
                           ---------   -----------   ---------   -----------   ----------   ---------   -----------
0.00 - 1.00%                $  1,457     $     --     $     --     $    --       $    --    $   1,457        0.70%
1.01 - 2.00%                  61,621        4,111          109          --            --       65,841       31.57
2.01 - 3.00%                  16,762       20,099        7,105          97             4       44,067       21.13
3.01 - 4.00%                   9,200        9,858       32,258       6,878         6,038       64,232       30.80
4.01 - 5.00%                   3,379        9,387        5,999          95         1,417       20,277        9.72
5.01 - 6.00%                     290        2,053        7,992           4           296       10,635        5.10
6.01 - 7.02%                   1,828          140           80          --            --        2,048        0.98
                            --------     --------     --------     -------       -------    ---------      ------
Total                       $ 94,537     $ 45,648     $ 53,543     $ 7,074       $ 7,755    $ 208,557      100.00%
                            ========     ========     ========     =======       =======    =========      ======

Borrowings. We utilize advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB generally limits advances to 25% of a member's assets, and short-term borrowings of less than one year may not exceed 10% of the institution's assets. The FHLB determines specific lines of credit for each member institution.

Advances from the FHLB increased $15.5 million, or 27.1%, for the year ended December 31, 2004. The new advances, which have longer durations, were obtained to mitigate interest rate risk by matching the durations of the longer-term mortgage loans in our portfolio. The increased borrowings were used as a supplement to deposits to fund asset growth.

Junior Subordinated Debt Owed to Unconsolidated Trust. To a lesser extent, the Company utilizes the proceeds raised from the issuance of trust preferred securities. In 2002, SI Capital Trust I (the "Trust"), a business trust formed by SI Bancorp, MHC (formerly SI Bancorp, Inc.), issued $7.0 million of preferred securities in a private placement and issued approximately $217,000 of common securities to SI Bancorp, MHC. The Trust used the proceeds of these issuances to purchase $7.2 million of SI Bancorp, MHC's floating rate junior subordinated deferrable interest debentures. The interest rate on the debentures and the trust preferred securities is variable and adjustable quarterly at 3.70% over the six-month LIBOR. The interest rate on these securities at December 31, 2004 was 6.0%. A rate cap of 11.00% is effective through April 22, 2007. On September 24, 2004, all of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC, at which point, SI Capital Trust I became a wholly-owned subsidiary of the Company.

The debentures are the sole assets of SI Capital Trust I and are subordinate to all of the Company's existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders. SI Bancorp, MHC's obligations under the guarantee and the Company's obligations under the debentures, the related indenture and the trust agreement relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of SI Capital Trust I under the trust preferred securities.

The stated maturity of the debentures is April 22, 2032. In addition, the debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007. The debentures are also subject to redemption before April 22, 2007 at a specified price after the occurrence of certain events that would either have a negative tax effect on SI Capital Trust I or the Company or would result in SI Capital Trust I being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Additionally, the Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2004.

The following table sets forth information regarding the Company's borrowings at the dates or for the periods indicated.

                                                                    At or For the Years Ended December 31,
                                                                    --------------------------------------
                        (Dollars in Thousands)                         2004           2003         2002
                                                                    -----------   -----------   ----------

   Maximum amount of advances outstanding at any month-end during the period:
      FHLB advances                                                   $ 72,674      $ 57,168     $ 47,718
      Subordinated debt                                                  7,217         7,217        7,217
      Other borrowings                                                      --         1,951        1,955

   Average balance outstanding during the period:
      FHLB advances                                                   $ 65,154      $ 46,693     $ 40,618
      Subordinated debt                                                  7,217         7,217        4,718
      Other borrowings                                                      --         1,233        1,378

   Weighted average interest rate during the period:
      FHLB advances                                                       4.12%         4.66%        5.28%
      Subordinated debt                                                   5.14          4.99         6.38
      Other borrowings                                                      --          6.00         6.31

   Balance outstanding at end of period:
      FHLB advances                                                   $ 72,674      $ 57,168     $ 43,918
      Subordinated debt                                                  7,217         7,217        7,217
      Other borrowings                                                      --            --        1,951

   Weighted average interest rate at end of period:
      FHLB advances                                                       3.80%         4.29%        4.94%
      Subordinated debt                                                   5.92          4.85         5.32
      Other borrowings                                                      --            --         6.68

Trust Services
--------------

The Bank's trust department primarily provides trust services to individuals, partnerships, corporations and institutions and also acts as a fiduciary of estates and conservatorships as a trustee under various wills, trusts and other plans. Consistent with our operating strategy, we will continue to emphasize the growth of our trust service operations to grow assets and increase fee-based income. We have implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest and maintaining impartiality. At December 31, 2004, the trust department had assets under administration of $118.4 million, representing 277 accounts, the largest of which totaled $9.6 million, or 8.1%, of the trust department's total assets. For the year ended December 31, 2004 and 2003, trust services revenue was $631,000 and $596,000, respectively.

Subsidiary Activities
---------------------

The Company has one subsidiary other than the Savings Institute Bank and Trust Company. In 2002, SI Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of SI Bancorp, MHC for the purpose of issuing trust preferred securities. SI Capital Trust I issued trust preferred securities on April 10, 2002. All of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC on September 24, 2004. At that point, SI Capital Trust I became a wholly-owned subsidiary of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," SI Capital Trust I is not consolidated for financial reporting purposes.

The following are descriptions of the Bank's wholly-owned subsidiaries.

803 Financial Corp. 803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates offices at the Bank and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2004 and 2003, the Bank received fees of $184,000 and $121,000, respectively, through its relationship with Infinex. Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex which was subsequently purchased by SI Financial Group, Inc. As of December 31, 2004, 803 Financial Corp. has no other holdings.

SI Realty Company, Inc. SI Realty, established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2004, SI Realty had $225,000 in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage to manage and hold loans secured by real property. SI Mortgage qualifies as a "passive investment company," which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was approximately $92,000 and $190,000 for the years ended December 31, 2004 and 2003, respectively.

Personnel
---------

At December 31, 2004, the Company had 165 full-time employees and 35 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

Risk Factors
------------

      o Additional public company and annual stock employee compensation and benefit expenses will reduce the Company's profitability and stockholders' equity. The Company's noninterest expense is likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. The Company also will recognize additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect the Company's profitability and stockholders' equity. The Company cannot predict the actual amount of the new stock-related compensation and benefit expenses because applicable accounting standards require that they be based on the fair market value of the shares of common stock at specific points in the future; however, the Company expects them to be material. The Company will recognize expenses for its employee stock ownership plan when shares are committed to be released to participants' accounts and, assuming implementation of any stock-based benefit plans following the requisite stockholder approval, will recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

      o SI Bancorp, MHC's majority control of the Company's common stock will enable it to exercise voting control over most matters put to a vote of shareholders, including preventing a sale, a merger or a second-step conversion transaction. SI Bancorp, MHC owns a majority of the Company's common stock and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in your personal best interests as a shareholder. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which shareholders could receive a premium for their shares or to defeat a shareholder nominee for election to the Board of Directors of the Company. In addition, SI Bancorp, MHC may exercise its voting control to prevent a second-step conversion transaction. Preventing a second-step conversion transaction may result in a lower value of the Company's stock price than otherwise could be achieved as, historically, fully-converted institutions trade at higher multiples than mutual holding companies. The matters as to which shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited and include any proposal to implement a stock-based incentive plan.

      o Due to the time it will take to deploy the offering proceeds into higher-yielding assets, the Company expects that its return on equity initially will decline after the offering. Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Over time, the Company intends to deploy the net proceeds from the offering, which were initially invested into investment securities, into higher-yielding assets with the goal of increasing earnings per share and book value per share, without assuming undue risk, and achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and the Company cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in the Company's common stock unattractive to some investors and might cause the Company's common stock to trade at lower prices than comparable companies with higher returns on equity.

      o The Company's increased emphasis on commercial lending may expose it to increased lending risks. At December 31, 2004, $141.3 million, or 31.4%, of the Company's loan portfolio consisted of commercial real estate and commercial business loans. The Company intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company's commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

      o The Company's inability to achieve profitability on new branches may negatively impact its earnings. The Company considers its primary market area to consist of Hartford, New London, Tolland and Windham counties. However, the majority of the Company's facilities are located in and a substantial portion of the Company's business is derived from Windham county, which has a lower median household income and a higher unemployment rate than other counties in the Company's market area and the rest of Connecticut. To address this, in recent years, the Company has expanded its presence throughout its market area and the Company intends to pursue further expansion through the establishment of additional branches in Hartford, New London, Tolland and Middlesex counties, each of which has more favorable economic conditions than Windham County. The profitability of the Company's expansion policy will depend on whether the income that it generates from the additional branches it establishes will offset the increased expenses resulting from operating new branches. The Company expects that it may take a period of time before new branches can become profitable, especially in areas in which it does not have an established presence. During this period, operating these new branches may negatively impact the Company's net income.

      o Rising interest rates may hurt the Company's profits. Interest rates were recently at historically low levels. The recent increase in interest rates has negatively affected the Company's net interest income. If interest rates continue to rise, the Company's net interest income and the value of its assets likely would be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increased more quickly than interest received on interest-earning assets, such as loans and investments. If there is an increasing interest rate environment, the Company's interest rate spread and net interest margin could be compressed, which would have a negative effect on its profitability.

      o Strong competition within the Company's market area could hurt the Company's profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2004, the Company held 0.79% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 14th market share of deposits out of 37 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company's profitability depends upon its continued ability to compete successfully in its market area.

      o The Company has broad discretion in allocating the proceeds of the offering. Its failure to effectively utilize such proceeds would reduce its profitability. The Company contributed approximately 50% of the net proceeds of the offering to Savings Institute Bank and Trust Company. It may use the remaining net proceeds to repurchase common stock, purchase investment securities, finance the acquisition of other financial institutions or other businesses that are related to banking or for other general corporate purposes. The Company used a portion of the net proceeds to fund the purchase by the employee stock ownership plan of shares in the offering. Savings Institute Bank and Trust Company may use the proceeds it received to fund new loans, purchase investment securities, establish or acquire new branches, acquire financial institutions or other businesses that are related to banking or for general corporate purposes. Savings Institute Bank and Trust Company has not allocated specific amounts of proceeds for any of these purposes and has significant flexibility in determining how much of the net proceeds it applies to different uses and the timing of such applications. Its failure to utilize these funds effectively would reduce its profitability.

      o Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of the Company, which may adversely affect its stock price. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies' common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision's concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, the Company's per share stock price may be adversely affected.

      o The Company operates in a highly regulated environment and it may be adversely affected by changes in laws and regulations. The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, the Company's chartering authority and the Federal Deposit Insurance Corporation, as insurer of the Bank's deposits. SI Bancorp, MHC, the Company and the Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Company's operations, the classification of its assets and determination of the level of the Bank's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Company's operations.

REGULATION AND SUPERVISION
--------------------------

General
-------

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC, to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, SI Bancorp, MHC and the Bank and their operations. The Company and SI Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

Certain of the regulatory requirements that are applicable to the Bank, the Company and SI Bancorp, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank, the Company and SI Bancorp, MHC are qualified in their entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations
------------------------------------------

Business Activities. Federal law and regulations, primarily the Home Owners' Loan Act and the regulations of the OTS, govern the activities of federal savings banks, such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets. At December 31, 2004, the Bank believes that it complied with all lending limits imposed by the OTS.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OTS.

Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards:

      o a tangible capital ratio requirement of 1.5% of adjusted total assets;
      o a leverage ratio of 4% of Tier 1 (core) capital to adjusted total assets (3% for institutions receiving the highest rating on the CAMELS examination rating system); and
      o a risk-based capital ratio requirement of 8% of total capital (core and supplementary capital) to total risk-weighted assets of which at least half must be core capital

In addition, the prompt corrective action standards discussed below also established, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio standard (3% for institutions receiving the highest rating on the CAMELS examination rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

In determining compliance with the risk-based capital requirement, savings institutions must compute its risk-weighted assets by multiplying its assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, by risk-weight factors ranging from 0% for cash and obligations of the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset.

Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, the Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is "critically undercapitalized." An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See "Item 1. Business. Lending Activities - Loans to One Borrower."

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice from the OTS that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank's capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period. "Portfolio assets" represent, in general, total assets less the sum of:

      o     specified liquid assets up to 20% of total assets;
      o     goodwill and other intangible assets; and
      o     the value of property used to conduct business

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of December 31, 2004, the Bank maintained 80.34% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the Bank's authority to lend to, and engage in certain other transactions with (collectively, "covered transactions"), "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company, SI Bancorp, MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities in which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interest, are in excess of the greater of $25,000, or 5% of the Bank's capital and surplus, and in any event any loans totaling $500,000 or more, must be approved in advance by a majority of the disinterested members of the Board of Directors.

Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order for removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report.

Insurance of Deposit Accounts. The Bank is a member of the Bank Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for Bank Insurance Fund member institutions are determined semi-annually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The FDIC has authority to increase insurance assessments. A material increase in Bank Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operation of the Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the calendar year ended December 31, 2004, Financing Corporation payments for Bank Insurance Fund members averaged 1.51 basis points of assessable deposits. At December 31, 2004, the Bank had paid all fees and assessments for deposit insurance.

The FDIC may terminate an institution's insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in FHLB. The Bank was in compliance with this requirement with an investment in FHLB at December 31, 2004 of $4.3 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, our net interest income would be negatively impacted.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution's rating and requires the OTS to provide a written evaluation of an association's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

The Bank received an "outstanding" rating, which is the highest possible rating, as a result of its most recent Community Reinvestment Act assessment.

Holding Company Regulation
--------------------------

General. The Company and SI Bancorp, MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over the Company, SI Bancorp, MHC and their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as SI Bancorp, MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by OTS for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution's failure to so qualify.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. We have adopted this form of organization. The Company is the stock holding company subsidiary of SI Bancorp, MHC. The Company is permitted to engage in activities that are permitted for SI Bancorp, MHC subject to the same restrictions and conditions.

Waivers of Dividends by SI Bancorp, MHC. OTS regulations require SI Bancorp, MHC to notify the OTS if it proposes to waive receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's Board of Directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"), where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations. SI Bancorp, MHC may seek to waive dividends that the Company may pay, if any.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association. An acquisition of "control" can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Securities Laws
-----------------------

The Company filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the Company's common stock. The Company's common stock continues to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration, under the Securities Act of 1933, of the shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate's sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002
--------------------------

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company's audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company's securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Among other requirements, companies must disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operation or financial condition.

Privacy Requirements of the Gramm-Leach Bliley Act of 1999
----------------------------------------------------------

The Gramm-Leach-Bliley Act of 1999 (the "GLBA") provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies and other financial institutions operating in the United States. Among other provisions, the GLBA places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the GLBA requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering
---------------------

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act") significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations
-----------------

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

      o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
      o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
      o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
      o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
      o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
      o Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

      o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
      o Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
      o Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal Income Taxation
-----------------------

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996. For its 2004 year, the Company's maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method.

The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $3.7 million of our accumulated tax-based bad debt reserves would not be recaptured into taxable income unless the Bank makes a "non-dividend distribution" to the Company as described below.

Distributions. If the Bank makes "non-dividend distributions" to the Company, the distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the "non-dividend distributions," and then from the Bank's supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay non-dividend distributions that would result in a recapture of any portion of its bad debt reserves.

State Taxation
--------------

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries will be eligible to file a combined Connecticut income tax return and will pay the regular corporation business tax.

The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (9.375% for fiscal year 2004) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank's formation of a passive investment company in January 1999 is expected to substantially eliminate the state income tax expense of the Company and its subsidiaries. See Item 1. Business. "Subsidiary Activities - SI Mortgage Company" for discussion of the Bank's passive investment company.

Executive Officers of the Registrant
------------------------------------

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

   Name                       Age (1)   Position
   ----                       -------   --------
   Rheo A. Brouillard           50      President and Chief Executive Officer of SI Financial Group, SI
                                        Bancorp, MHC and Savings Institute Bank and Trust Company
   Brian J. Hull                44      Executive Vice President, Chief Financial Officer and Treasurer of SI
                                        Financial Group, SI Bancorp, MHC and Savings Institute Bank and
                                        Trust Company
   Sonia M. Dudas               53      Senior Vice President and Senior Trust Officer of Savings Institute
                                        Bank and Trust Company
   Michael J. Moran             55      Senior Vice President and Senior Credit Officer of Savings Institute
                                        Bank and Trust Company
   William E. Anderson, Jr.     35      Vice President and Retail Banking Officer of Savings Institute Bank
                                        and Trust Company
   Laurie L. Gervais            40      Vice President and Director of Human Resources of Savings Institute
                                        Bank and Trust Company

   ----------
   (1)   Ages presented are as of December 31, 2004.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Bancorp, MHC and SI Financial Group since 1995, 2000 and 2004, respectively. He has been a director of the Company since 1995.

Brian J. Hull has been Executive Vice President since 2002 and Chief Financial Officer and Treasurer since he joined Savings Institute Bank and Trust Company in 1997. Mr. Hull has served as Chief Financial Officer and Treasurer of SI Bancorp, MHC and SI Financial Group since 2000 and 2004, respectively.

Sonia M. Dudas has been Senior Vice President and Senior Trust Officer since 1999. Ms. Dudas oversees our wealth management group, which includes our trust, investment and insurance operations since she joined Savings Institute Bank and Trust Company in 1992.

Michael J. Moran has been Senior Vice President and Senior Credit Officer since 2001. Mr. Moran joined Savings Institute Bank and Trust Company in 1995.

William E. Anderson, Jr. has been Vice President and Retail Banking Officer since 2002 and 2004, respectively. Mr. Anderson joined Savings Institute Bank and Trust Company in 1995.

Laurie L. Gervais has been Vice President and Director of Human Resources since 2003 and 2001, respectively. Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

Item 2.  Properties.
--------------------

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2004.

                                                                                      Net Book Value
                                                            Date of                       as of
                                       Year     Square      Lease      Owned/          December 31,
Location                              Opened    Footage   Expiration   Leased              2004
--------                              ------    -------   ----------   ------     ----------------------
                                                                                  (Dollars in thousands)
Main Office:
------------
803 Main Street                        1870      26,210       --        Owned             $ 2,134
Willimantic, Connecticut 06226

Branches:
---------
115 Main Street                        1974       2,400       --        Owned                  64
Hebron, Connecticut 06248

554 Exeter Road, Route 207             1978       2,128       --        Owned                 256
Lebanon, Connecticut 06249

530 Stonington Road, Route 1           1987       1,960     2006(1)    Leased                  13
Stonington, Connecticut  06378

9 Proulx Street                        1990       1,538     2010       Leased                 208
Brooklyn, Connecticut  06234

85 Freshwater Boulevard                1992       4,365     2007(1)    Leased                  26
Enfield, Connecticut 06082

Bell Park Plaza, 563 Hartford Pike     1996       2,460     2006(1)    Leased                   7
Dayville, Connecticut 06241

971 Poquonnock Road                    1997       3,373     2007(2)    Leased                  16
Groton, Connecticut 06340

Big Y, 224 Salem Turnpike              1998         575     2008(2)    Leased                  --
Norwich, Connecticut 06360

344 Prospect Street                    1998       2,160     2008(2)    Leased                 281
Moosup, Connecticut 06354

Shaw's, 60 Cantor Drive                1998         421     2010(1)    Leased                   4
Willimantic, Connecticut 06226

180 Westminster Road, Route 14         1998       1,781     2008(2)    Leased                  40
Canterbury, Connecticut 06331

Walmart, 474 Boston Post Road          2000         540     2010(1)    Leased                  79
North Windham, Connecticut 06256

180 River Road, Route 12               2001         656     2006(2)    Leased                 135
Lisbon, Connecticut 06351

East Brook Mall                        2002       2,325     2022(3)    Leased                 540
Mansfield Center, Connecticut 06250


1000-1006 Sullivan Avenue              2005(4)    2,955     2025(2)    Leased                  --
South Windsor, Connecticut  06074

80 Stonington Road, Mystic Plaza       2005(4)    3,436     2014(3)    Leased                  --
Stonington, Connecticut 06378

Meetinghouse Commons, Merrow Road      2005(4)    2,870     2015(2)    Leased                  --
Tolland, Connecticut 06084

Other Properties:
-----------------
66 Routes 32 and 87                    1983       2,380       --       Owned(5)               258
Franklin, Connecticut 06254

5 Westminster Road                     1990       1,374     2008(2)    Leased                  83
Routes 14 and 169
Canterbury, Connecticut 06331

190 Main Street                        1990       4,990       --        Owned(6)              300
Danielson, Connecticut 06239

7 Ledgebrook Drive                     1990       4,554     2007       Leased(7)               10
Mansfield, Connecticut 06250

779 Main Street                        1999       8,182       --        Owned(8)              224
Willimantic, Connecticut 06226

Riverbridge Court Condo Association    2000       3,884       --        Owned(9)              154
720 Main Street
Willimantic, Connecticut 06226
                                                                                          -------
Total:                                                                                    $ 4,832
                                                                                          =======

----------

(1)   We have an option to renew this lease for one additional five-year period.

(2) We have an option to renew this lease for two additional five-year periods.

(3) We have an option to renew this lease for four additional five-year periods.

(4) Anticipate opening Stonington and Tolland branches in April 2005 and South Windsor branch in July 2005.

(5) A portion of this property has been leased to a tenant under a lease that expires in 2006. The tenant has an option to renew this lease for one additional three-year period.

(6) Includes the parking lot located at 39 Academy Street, Danielson, Connecticut. A portion of this property has been leased to a tenant under a lease that expires in September 2009. The tenant has the option to renew this lease for ten additional one-year periods.

(7)   This facility houses our trust operations.

(8) A portion of this property includes a parking lot for our main office. The remainder of this property has been leased to a subtenant under a lease that expires in December 2007. The subtenant has an option to renew this lease for three additional five-year periods.

(9) We use a portion of this facility for our employee training center. The remainder of this property has been leased to a subtenant under a lease that expires in November 2005. The subtenant has an option to renew this lease for one additional five-year period.

Item 3. Legal Proceedings.
--------------------------

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. The Company is not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operation or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

PART II.
--------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters
------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities.
------------------------------------------

The Company's common stock is listed on the Nasdaq National Market ("NASDAQ") under the trading symbol "SIFI." The Company completed its initial public offering on September 30, 2004 and commenced trading on October 1, 2004. The following table sets forth the high and low sales prices of the common stock for the fourth quarter of 2004, as reported by NASDAQ. The Company has not paid any dividends to date to its shareholders. See Item 1. Business. " Regulation and Supervision - Limitation on Capital Distributions" and Note 18 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

                    Dividends    High       Low
                    ---------   -------   -------
   2004:
   First Quarter       N/A          N/A       N/A
   Second Quarter      N/A          N/A       N/A
   Third Quarter       N/A          N/A       N/A
   Fourth Quarter      N/A      $ 12.40   $ 10.70

As of March 14, 2005, the Company had approximately 1,074 holders of record of the Company's common stock.

The Company did not repurchase any of its common stock during the fourth quarter of 2004.

Item 6.  Selected Financial Data.
---------------------------------

We have derived the following selected consolidated financial and other data of the Company in part from our Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

 Selected Financial Condition Data:                          At December 31,
------------------------------------   ---------------------------------------------------------
        (Dollars in Thousands)            2004        2003        2002        2001        2000
                                       ---------   ---------   ---------   ---------   ---------
Total assets                           $ 624,649   $ 518,141   $ 484,944   $ 427,522   $ 373,815
Cash and cash equivalents                 30,775      29,577      37,517      30,077      19,418
Securities held to maturity                   --       1,728       9,463      13,197       9,366
Securities available for sale            120,557      77,693      87,914      78,697      67,053
Loans receivable, net                    447,957     386,924     334,598     293,111     264,553
Deposits (1)                             460,480     417,311     398,315     363,029     321,822
FHLB advances                             72,674      57,168      43,918      35,183      25,731
Subordinated debt                          7,217       7,217       7,217          --          --
Other borrowings                              --          --       1,951          --          --
Total equity                              80,809      34,099      31,408      27,816      25,273

        Selected Operating Data:                         For the Years Ended December 31,
--------------------------------------------   ----------------------------------------------------
        (Dollars in Thousands)                   2004       2003       2002       2001       2000
                                               --------   --------   --------   --------   --------

Interest and dividend income                   $ 28,603   $ 27,930   $ 28,330   $ 27,607   $ 25,330
Interest expense                                  9,400      9,346     11,014     13,154     12,127
                                               --------   --------   --------   --------   --------
Net interest income                              19,203     18,584     17,316     14,453     13,203
Provision for loan losses                           550      1,602        537        440        290
                                               --------   --------   --------   --------   --------
Net interest income after provision for loan
   losses                                        18,653     16,982     16,779     14,013     12,913
Noninterest income                                4,185      4,722      3,284      3,362      3,139
Noninterest expense                              21,031     16,606     15,394     14,470     13,062
                                               --------   --------   --------   --------   --------
Income before income tax provision                1,807      5,098      4,669      2,905      2,990
Income tax provision                                519      1,713      1,587        989      1,053
                                               --------   --------   --------   --------   --------
Net income                                     $  1,288   $  3,385   $  3,082   $  1,916   $  1,937
                                               ========   ========   ========   ========   ========

           Selected Operating Ratios:                 At of For the Years Ended December 31,
-----------------------------------------------   -----------------------------------------------
                                                   2004      2003      2002      2001      2000
                                                  -------   -------   -------   -------   -------
Performance Ratios:
-------------------
Return on average assets                             0.23%     0.67%     0.68%     0.48%     0.55%
Return on average equity                             2.77     10.34     10.46      7.19      8.26
Interest rate spread (2)                             3.41      3.81      3.79      3.48      3.49
Net interest margin (3)                              3.64      3.98      4.04      3.86      3.87
Noninterest expense to average assets (4)            3.71      3.30      3.39      3.64      3.68
Efficiency ratio (5)                                89.29     71.62     73.80     81.91     80.29
Average interest-earning assets to average
   interest-bearing liabilities                    112.93    108.70    110.03    110.76    110.43
Average equity to average assets                     8.21      6.51      6.49      6.71      6.60

Regulatory Capital Ratios:
--------------------------
Total capital to risk-weighted assets               18.03     12.45     12.12     11.51     13.18
Tier 1 capital to risk-weighted assets              17.12     11.50     11.00     10.38     11.93
Tier 1 capital to total assets (6)                   9.99      6.81      6.46      6.29      6.69
Tangible equity ratio                                9.99       n/a       n/a       n/a       n/a

Asset Quality Ratios:
---------------------
Allowance for loan losses as a percent of total
   loans                                             0.71      0.69      0.91      0.97      0.97
Allowance for loan losses as a percent of
   nonperforming loans                             338.98    207.57    166.50    130.64    170.15

Net charge-offs (recoveries) to average
   outstanding loans during the period               0.01      0.55      0.11      0.07     (0.01)

----------

      (1)   Includes mortgagors' and investors' escrow accounts.

      (2) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

      (3) Represents net interest income as a percent of average interest-earning assets.

      (4) The noninterest expense to average assets ratio, excluding the effect of the contribution expense to SI Financial Group Foundation, was 3.27% for the year ended December 31, 2004.

      (5) Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. The efficiency ratio, excluding the effect of the contribution to SI Financial Group Foundation, was 78.62% for the year ended December 31, 2004.

      (6) Represents tier 1 capital to total assets as required by OTS regulations at December 31, 2004 and tier 1 capital to total average assets at December 31, 2003, 2002, 2001 and 2000 as required by FDIC regulations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation.
-------------

General
-------

The Company's results of operation are dependent primarily on net interest income, which is the difference between the interest income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions and other fees. The Company's noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

The following analysis discusses changes in the financial condition as of December 31, 2004 and 2003 and the results of operations for the years ended December 31, 2004, 2003 and 2002 and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, appearing in Part IV,
Item 15 of this document.

Management Strategy
-------------------

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by continuing our strategy of:

      o     offering a full range of financial services;
      o     expanding our branch network into new market areas;
      o pursuing opportunities to increase commercial lending in our market area;
      o applying conservative underwriting practices to maintain the high quality of our loan portfolio;
      o managing our net interest margin and net interest spread by seeking to increase lending levels;
      o managing our investment and borrowing portfolios to provide liquidity, enhance income and manage interest rate risk; and
      o increasing deposits by continuing to offer exceptional customer service and emphasizing our commercial deposit offerings.

Offering a full range of financial services. The Bank has a long tradition of focusing on the needs of consumers and small and medium-sized businesses in our community and being an active corporate citizen. We deliver personalized service and respond with flexibility to customer needs. We believe our community orientation is attractive to our customers and distinguishes us from the large regional banks that operate in our market area and we intend to maintain this focus as we grow. In this context, we are striving to become a true financial services company offering our customers one-stop shopping for all of their financial needs through our banking, investments, insurance and trust products and services. While we have no current plans or agreements, we may use a portion of the proceeds from our recent offering for strategic acquisitions to broaden our products and services. We hope that our broad array of product offerings will deepen our relationships with our current customers and entice new customers to begin banking with us, ultimately increasing our fee income and our profitability.

Expand our branch network into new market areas. Since 2000, we have opened a new branch office in each of North Windham, Lisbon and Mansfield Center, Connecticut. In late 2004 and early 2005, the Company signed three lease agreements for locations in Tolland in Tolland County and South Windsor in Hartford County and for a new location into which we intend to relocate our existing Stonington office. The Bank anticipates the opening of these branch offices during the second and third quarters of 2005. We intend to continue to pursue expansion in Hartford, New London, Tolland and Windham Counties in future years, whether through de novo branching or acquisition, and we also may consider exploring expansion opportunities in Middlesex County.

Pursue opportunities to increase commercial lending. Commercial real estate and commercial business loans increased $17.2 million and $36.0 million for the years ended December 31, 2004 and 2003, respectively, and at December 31, 2004 comprised approximately 31.4% of total loans. There are many multi-family and commercial properties and businesses located in our market area and we may pursue the larger lending relationships associated with these commercial opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines. Toward this end, during 2004, we hired additional seasoned commercial lenders and added new products to increase our ability to serve the market.

Apply conservative underwriting practices and maintain high quality loan portfolio. We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative, and by diligent monitoring and collection efforts. At December 31, 2004, our nonperforming loans (loans which are 90 or more days delinquent) were only 0.21% of our total loan portfolio and 0.15% of our total assets. Although we intend to increase our multi-family and commercial real estate and commercial business lending, we intend to continue our philosophy of managing large loan exposures through our conservative approach to lending.

Manage net interest margin and net interest spread. We intend to continue to manage our net interest margin and net interest spread by seeking to increase lending levels. Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate loans typically have higher yields, which increase our net interest margin and net interest spread.

Manage investment and borrowing portfolios. Our liquidity, income and interest rate risk are affected by the management of our investment and borrowing portfolios. We may continue to leverage the additional capital from the offering by borrowing funds from the Federal Home Loan Bank and investing the funds in loans and investment securities in a manner consistent with our current portfolio. This leverage strategy, if implemented and assuming favorable market conditions, will provide us with additional liquidity, enhance earnings and help to manage our interest rate risk.

Increase deposits. Our primary source of funds is retail deposit accounts. Since December 31, 2001, deposits have increased by 26.8%, primarily due to competitive interest rates and the movement of customer funds out of riskier investments, including the stock market. We intend to continue to increase our deposits by continuing to offer exceptional customer service and by focusing on increasing our commercial deposits from small and medium-sized businesses through additional business banking products.

Critical Accounting Policies
----------------------------

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and the impairment of long-lived assets to be our critical accounting policies.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a regular basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on our historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See Part I. Item 1. Business. "Lending Activities - Allowance for Loan Losses" and Notes 1 and 4 in the Notes to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets. The Company is required to record certain assets we have acquired, including identifiable intangible assets such as core deposit intangibles, and certain liabilities that we have assumed at fair value, which may involve making estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by us, are presumed to have a useful life. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible and long-lived assets. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense. Testing for impairment is a subjective process, the application of which could result in different evaluations of impairment. See Notes 1, 4, 6 and 7 in the Notes to the Consolidated Financial Statements for additional information.

Analysis of Net Interest Income
-------------------------------

Average Balance Sheet. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using average daily balances.

                                            2004                                2003                               2002
                             ---------------------------------   --------------------------------   --------------------------------
                                                       Average                            Average                            Average
  (Dollars in Thousands)      Average     Interest &   Yield/     Average    Interest &    Yield/    Average    Interest &    Yield/
                              Balance     Dividends     Rate      Balance    Dividends      Rate     Balance     Dividends     Rate
                             ----------   ----------   -------   ---------   ----------   -------   ---------   ----------   -------
ASSETS:
-------
INTEREST-EARNING ASSETS:
   Loans (1)(2)              $  412,415   $   24,545     5.95%   $ 360,655    $ 23,840      6.61%   $ 313,803    $ 23,033      7.34%
   Investment securities
      (3)                        97,021        3,826     3.94       92,353       3,944      4.27       99,416       5,024      5.05
   Other interest-earning
      assets                     18,309          240     1.31       14,166         155      1.09       15,002         274      1.83
                             ----------   ----------             ---------    --------              ---------    --------
   TOTAL INTEREST-EARNING
      ASSETS                    527,745       28,611     5.42      467,174      27,939      5.98      428,221      28,331      6.62
                             ----------   ----------             ---------    --------              ---------    --------

Noninterest-earning assets       38,478                             35,926                             25,903
                             ----------                          ---------                          ---------

   TOTAL ASSETS              $  566,223                          $ 503,100                          $ 454,124
                             ==========                          =========                          =========

LIABILITIES AND EQUITY:
-----------------------
INTEREST-BEARING
LIABILITIES:
   Deposits:
      NOW and money market   $  108,678          384     0.35    $  98,543         424      0.43    $  86,293         685      0.79
      Savings (4)                91,721          625     0.68       87,904         666      0.76       77,817       1,071      1.38
      Certificates of
         deposit                194,569        5,337     2.74      185,181       5,507      2.97      178,379       6,724      3.77
                             ----------   ----------             ---------    --------              ---------    --------
      Total interest-
         bearing deposits       394,968        6,346     1.61      371,628       6,597      1.78      342,489       8,480      2.48

   FHLB advances                 65,154        2,683     4.12       49,693       2,315      4.66       40,618       2,146      5.28
   Subordinated debt              7,217          371     5.14        7,217         360      4.99        4,718         301      6.38
   Other borrowings                  --           --       --        1,233          74      6.00        1,378          87      6.31
                             ----------   ----------             ---------    --------              ---------    --------
   TOTAL INTEREST-BEARING
      LIABILITIES               467,339        9,400     2.01      429,771       9,346      2.17      389,203      11,014      2.83

Noninterest-bearing
   liabilities                   52,392                             40,601                             35,461
                             ----------                          ---------                          ---------

   TOTAL LIABILITIES            519,731                            470,372                            424,664

TOTAL STOCKHOLDERS' EQUITY       46,492                             32,728                             29,460
                             ----------                          ---------                          ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY      $  566,223                          $ 503,100                          $ 454,124
                             ==========                          =========                          =========
NET INTEREST-EARNING
   ASSETS                    $   60,406                          $  37,403                          $  39,018
                             ==========                          =========                          =========

TAX EQUIVALENT NET
   INTEREST INCOME (3)                        19,211                            18,593                             17,317

TAX EQUIVALENT INTEREST
   RATE SPREAD (5)                                       3.41%                              3.81%                              3.79%

TAX EQUIVALENT NET
   INTEREST MARGIN AS A
   PERCENTAGE OF INTEREST-
   EARNING ASSETS (6)                                    3.64%                              3.98%                              4.04%

AVERAGE OF INTEREST-
   EARNING ASSETS TO
   AVERAGE INTEREST-
   BEARING LIABILITIES                                 112.93%                            108.70%                            110.03%

LESS: TAX EQUIVALENT
   ADJUSTMENT (3)                                 (8)                               (9)                                (1)
                                          ----------                          --------                           --------

NET INTEREST INCOME PER
   STATEMENTS OF INCOME                   $   19,203                          $ 18,584                           $ 17,316
                                          ==========                          ========                           ========

----------

      (1)   Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
      (2)   Loan fees are included in interest income and are insignificant.

      (3) Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
      (4)   Includes mortgagors' and investors' escrow accounts.
      (5) Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
      (6)   Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have on the Company's interest income and interest expense for the periods presented. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the rate and volume columns. For purposes of this table, changes attributable to both changes in rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

                                          2004 Compared to 2003          2003 Compared to 2002
                                      ----------------------------   ------------------------------
       (Dollars in Thousands)         Increase (Decrease)            Increase (Decrease)
                                            Due To                          Due To
                                      -------------------            -------------------
                                        Rate      Volume      Net      Rate      Volume      Net
                                      --------   --------   ------   --------   -------   --------
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
      Loans (1)(2)                    $ (2,515)  $ 3,220    $  705   $ (2,427)  $ 3,234   $    807
      Investment securities (3)           (311)      193      (118)      (740)     (340)    (1,080)
      Other interest-earning assets         45        40        85       (105)      (14)      (119)
                                      --------   -------    ------   --------   -------   --------
   TOTAL INTEREST-EARNING ASSETS        (2,781)    3,453       672     (3,272)    2,880       (392)

INTEREST-BEARING LIABILITIES:
Interest Expense:
      Deposits (4)                        (591)      340      (251)    (2,343)      460     (1,883)
      FHLB advances                       (292)      660       368       (273)      442        169
      Subordinated debt                     11        --        11        (76)      135         59
      Other borrowings                     (37)      (37)     (74)        (4)        (9)       (13)
                                      --------   -------    ------   --------   -------   --------
   TOTAL INTEREST-BEARING
         LIABILITIES                      (909)      963        54     (2,696)    1,028     (1,668)
                                      --------   -------    ------   --------   -------   --------

CHANGE IN NET INTEREST INCOME         $ (1,872)  $ 2,490    $  618   $   (576)  $ 1,852   $  1,276
                                      ========   =======    ======   ========   =======   ========

----------

      (1)   Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
      (2)   Loans fees are included in interest income and are insignificant.
      (3) Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
      (4)   Includes mortgagors' and investors' escrow accounts.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003
----------------------------------------------------------------------------

Assets. The Company's total assets increased $106.5 million, or 20.6%, to $624.6 million at December 31, 2004, as compared to $518.1 million at December 31, 2003, primarily due to increases in cash and cash equivalents, investment securities, loans receivable, FHLB stock and deferred tax asset, net. Cash and cash equivalents increased $1.2 million, or 4.1%, mainly as a result of the investment of the net proceeds from the initial public offering in September 2004. Net loans receivable increased $61.0 million, or 15.8%, to $448.0 million at December 31, 2004. All categories of the loan portfolio contributed to the increase in net loans receivable with one- to four-family residential loans, commercial real estate and business loans and construction loans yielding the largest increases. In 2004, loan originations for commercial real estate and business loans increased 45.5% which reflects the Company's emphasis on the commercial loan market in order to enhance earnings and diversify the loan portfolio. Securities available-for-sale increased $42.9 million, or 55.2%, to $120.6 million as a significant amount of the proceeds from the stock offering were invested in U.S. government and agency obligations and mortgage-backed securities. FHLB stock increased $1.5 million, or 50.9%, to $4.3 million at December 31, 2004, resulting from the implementation of FHLB's new capital plan and to support a higher level of borrowings. The deferred tax asset, net, increased $1.4 million from 2003 to 2004 primarily as a result of the charitable contribution to SI Financial Group Foundation (the "Foundation") of $2.5 million. The Company is only permitted to deduct for tax purposes, in accordance with the Internal Revenue Code, an amount equal to 10% of taxable income annually. The remaining balance of the contribution can be deducted over the next five years provided the Company has adequate taxable income annually.

Liabilities. Total liabilities increased $59.8 million, or 12.4%, from December 31, 2003 to December 31, 2004 primarily as a result of increases in deposits and FHLB advances. Deposits, including mortgagors' and investors' escrow accounts, increased $43.2 million, or 10.3%, to $460.5 million at December 31, 2004. The Company experienced increases in interest-bearing accounts, such as certificates of deposit, NOW and money market and savings accounts due to competitive pricing and marketing efforts. In addition, noninterest-bearing deposits increased as a result of commercial and personal checking deposit volume. FHLB advances increased $15.5 million, or 27.1%, to $72.7 million at December 31, 2004. The FHLB borrowing increases were longer-term fixed-rate advances used to fund loan demand and to manage interest rate risk.

Equity. Total stockholders' equity increased $46.7 million to $80.8 million at December 31, 2004. The increase in equity was primarily attributable to the initial public offering, which resulted in the issuance of common stock and the receipt of additional paid-in capital during the third quarter of approximately $51.1 million and net income of $1.3 million, offset by reductions in equity resulting from the establishment of the Bank's Employee Stock Ownership Plan ("ESOP") of $4.8 million and increased net unrealized holding losses on available for sale securities aggregating $807,000, net of taxes.

Comparison of Operating Results for the Years Ended December 31, 2004 and
-------------------------------------------------------------------------
December 31, 2003
-----------------

General. The Company recorded net income of $1.3 million, a decrease of $2.1 million, or 61.9%, for the year ended December 31, 2004 compared to $3.4 million for the year ended December 31, 2003. The decrease was primarily attributable to a $4.4 million increase in noninterest expense and a $537,000 decrease in noninterest income, offset by an increase of $619,000 in net interest income and decreases of $1.1 million for the provision for loan losses and $1.2 million for the provision for income taxes. An increase in net interest income in 2004 resulted from an increase in average assets and a decrease in the average cost of deposits and borrowings, offset by declining yields on interest-earning assets and an increase in average liabilities. For the year ended December 31, 2004, noninterest expenses included a $2.5 million contribution of common stock to SI Financial Group Foundation, resulting in a charge to earnings of $1.7 million after taxes. The Company established SI Financial Group Foundation, a charitable foundation, dedicated to community activities and the promotion of charitable causes in the areas in which the Bank operates. In connection with the offering, the Foundation was funded with 2%, or 251,275 shares, of the Company's common stock.

Interest and Dividend Income. Total interest and dividend income increased $672,000 (on a tax equivalent basis), or 2.4%, for 2004, despite a decrease in the average yield on interest-earning assets from 5.98% to 5.42%, as a result of an increase in the average balance of interest-earning assets from $467.2 million to $527.7 million. Interest on investment securities decreased in 2004 due to a 33 basis point decrease in the average yield to 3.94%, as a result of the unfavorable interest rate environment, offset by an increase in the average balance of investment securities. Although the average yield declined in 2004, interest on loans increased due to an increase in the average amount of loans outstanding.

Interest Expense. Interest expense increased $54,000, or 0.6%, to $9.4 million for 2004 compared to $9.3 million in 2003 as a result of an increase in the average FHLB debt outstanding during the period, offset by a decrease in interest expense on interest-bearing deposit accounts. Although average interest-bearing liabilities increased $37.6 million, the cost of funds decreased as the average rate paid declined 16 basis points to 2.01% due to the prevailing lower interest rate environment.

Provision for Loan Losses. The Company's provision for loan losses decreased $1.1 million to $550,000 in 2004 from $1.6 million in 2003. Continued improvements in the real estate market has favorably impacted both our customers and the quality of our loan portfolio and improved asset quality. A lower interest rate market, resulting in lower payments on loans, has positively affected our variable rate borrowers. The decreased provision also reflected that the Company experienced lower charge-offs for the year ended December 31, 2004 and nonperforming loans were lower at December 31, 2004 as compared to December 31, 2003. In addition, the higher provision in 2003 was the result of a $1.6 million write-off of a large commercial real estate loan.

Noninterest Income. Total noninterest income decreased $537,000, or 11.4%, to $4.2 million in 2004. The following table shows the components of noninterest income and the dollar and percentage changes from 2004 to 2003.

                                              Year Ended December 31,         Change
                                              -----------------------   -----------------
              (Dollars in Thousands)             2004         2003      Dollars   Percent
                                              ----------   ----------   -------   -------
      Service fees                             $ 3,244       $ 3,116    $  128       4.1%
      Wealth management fees                       942           849        93      11.0
      Net gain (loss) on sale of securities       (166)          121      (287)   (237.2)
      Net gain on sale of loans                     55           393      (338)    (86.0)
      Other                                        110           243      (133)    (54.7)
                                               -------       -------    ------
         TOTAL NONINTEREST INCOME              $ 4,185       $ 4,722    $ (537)    (11.4)%
                                               =======       =======    ======

Increases in electronic banking fees contributed to higher service fees in 2004 as more customers utilize the Bank's electronic banking products. Wealth management fees increased as a result of greater assets under management and more favorable portfolio performance than in 2003. The net decrease in gains on the sales of loans, which was impacted by lower loan sales in 2004 as compared to 2003, was the primary cause for the decrease in noninterest income. Noninterest income also decreased due to a loss on the sale of securities recorded in 2004 compared to a gain on the sale of securities in 2003.

Noninterest Expenses. Noninterest expenses increased by $4.4 million, or 26.6%, for 2004 as compared to 2003. The following table shows the components of noninterest expenses and the dollar and percentage changes from 2004 and 2003.

                                       Year Ended December 31,        Change
                                       -----------------------   -----------------
         (Dollars in Thousands)           2004         2003       Dollar   Percent
                                       ----------   ----------   -------   -------
    Salaries and employee benefits      $  9,835     $  9,090    $   745      8.2%
    Occupancy                              2,494        2,059        435     21.1
    Furniture and equipment                  971          914         57      6.2
    Computer services                      1,014          857        157     18.3
    Electronic banking fees                  664          563        101     17.9
    Outside professional services            815          500        315     63.0
    Marketing                                513          387        126     32.6
    Supplies                                 293          266         27     10.2
    FDIC deposit insurance and state
    assessment                                90           75         15     20.0
    Impairment charge - other assets          51           36         15     41.7
    Contribution to Foundation             2,513           --      2,513       --
    Other real estate operations              11           15         (4)   (26.7)
    Other                                  1,767        1,844        (77)    (4.2)
                                        --------     --------    -------
       TOTAL NONINTEREST EXPENSES       $ 21,031     $ 16,606    $ 4,425     26.6%
                                        ========     ========    =======

The primary reason for the increase in noninterest expenses resulted from the $2.5 million contribution of the Company's common stock to SI Financial Group Foundation in connection with the Company's initial public offering during the third quarter of 2004. Salaries and related benefits and taxes increased $745,000, or 8.2%, in 2004 over the prior year as the Company increased staffing levels in preparation for the public offering, expansion of branch facilities and the commercial lending division as well as normal wage increases. The expansion initiatives and technological improvements increased occupancy, furniture and equipment and computer services expenses in 2004. Of the $435,000 increase in occupancy expense for 2004 over 2003, $337,000 was related to an impairment charge to reduce the carrying value of a former branch facility to its estimated net market value. Outside professional services, which primarily includes legal and auditing services, reflects an increase of $315,000 in 2004 compared to 2003 attributable to the Bank's conversion from a state to federal charter and the additional costs associated with the increased reporting requirements and regulations of a publicly-held company. Electronic banking fees continue to rise as a result of greater electronic banking transactions.

Income Tax Provision. The Company's income tax expense decreased $1.2 million to $519,000 for 2004 compared to $1.7 million in 2003. The decrease in tax expense was due to a decrease in taxable income which was unfavorably impacted by the $2.5 million contribution of the Company's common shares to SI Financial Group Foundation. The effective tax rate was 29% and 34% for 2004 and 2003, respectively.

Comparison of Operating Results for the Years Ended December 31, 2003 and
-------------------------------------------------------------------------
December 31, 2002
-----------------

General. Net income increased due primarily to an increase in net interest income and noninterest income, offset by an increase in noninterest expense and the provision for loan losses. Net interest income increased primarily as a result of a higher volume of interest-earning assets and a decrease in the cost of funds, offset by a decrease in the yield on interest-earning assets. Net interest income increased $1.3 million, or 7.3%, to $18.6 million for 2003. The increase in net interest income for 2003 was primarily attributable to a higher volume of interest-earning assets and a decrease in the cost of funds.

Interest and Dividend Income. Total interest income decreased $392,000 (on a tax equivalent basis), or 1.4%, to $27.9 million for 2003, resulting from a decrease in the average yield, which more than offset an increase in the volume of interest-earning assets. During 2003, average interest-earning assets increased by $39.0 million, or 9.1%, to $467.2 million, while the average yield decreased 64 basis points to 5.98%. The composition of interest-earning assets generally consists of loans and securities. The increase in average interest-earning assets was primarily due to an increase in the average balance of loans, which were partially offset by a decrease in investment securities. Interest on investment securities decreased 21.7% due to the decrease in yields. Interest on loans receivable increased $807,000, or 3.5%, to $23.8 million for 2003 due to an increase in the volume of loans, offset by a decrease in yield. During 2003, we originated loans at lower interest rates due to the prevailing low interest rate environment.

Interest Expense. Total interest expense decreased $1.7 million, or 15.1%, to $9.3 million for 2003 due primarily to a decrease in the average rate paid on deposits, which more than offset an increase in the average balance. The average interest rate paid on deposits decreased 70 basis points as a result of the prevailing low interest rate environment. During 2003, we emphasized low cost transaction accounts and our customers preferred to invest in lower rate, shorter-term certificates of deposit.

Provision for Loan Losses. Provisions for loan losses increased $1.1 million, or 198.3%, from $537,000 for 2002 to $1.6 million for 2003. The higher provision reflected significantly higher charge-offs, primarily due to the charge-off in 2003 of a $1.6 million commercial real estate loan, and a larger loan portfolio, including increased commercial business loans, which carry a higher risk of default.

Noninterest Income. Total noninterest income increased $1.4 million, or 43.8%, to $4.7 million in 2003 compared to $3.3 million in 2002.

                                              Year Ended December 31,        Change
                                              -----------------------   -----------------
              (Dollars in Thousands)             2003         2002      Dollars   Percent
                                              ----------   ----------   -------   -------
      Service fees                             $ 3,116      $ 2,579     $   537     20.8%
      Wealth management fees                       849          766          83     10.8
      Net gain (loss) on sale of securities        121         (258)        379    146.9
      Net gain on sale of loans                    393          107         286    267.3
      Other                                        243           90         153    170.0
                                               -------      -------     -------

         TOTAL NONINTEREST INCOME              $ 4,722      $ 3,284     $ 1,438     43.8%
                                               =======      =======     =======

Service charges increased due to fees from increas ed electronic banking and deposit services. Wealth management fees increased due to an increase in assets under management by the trust department and due to increased sales of insurance products. The increase in the gain on the sale of securities for 2003 was due to normal repositioning activity in the securities portfolio in 2003 and due to a loss related to the write-down of interest-only strips in 2002. Net gain on the sale of loans increased due to additional sales of mortgage loans in the secondary market due to increased originations in the lower interest rate environment. The increase in other income in 2003 was due to nonrecurring credits associated with discontinued employee benefit plans recognized in 2003.

Noninterest Expenses. Noninterest expenses increased by $1.2 million, or 7.9%, for 2003 as compared to 2002.

                                                 Year Ended December 31,         Change
                                                 -----------------------   -----------------
              (Dollars in Thousands)                2003         2002       Dollar   Percent
                                                 ----------   ----------   -------   -------
   Salaries and employee benefits                 $  9,090     $  8,278    $   812      9.8%
   Occupancy                                         2,059        1,982         77      3.9
   Furniture and equipment                             914        1,000        (86)    (8.6)
   Computer services                                   857          844         13      1.5
   Electronic banking fees                             563          387        176     45.5
   Outside professional services                       500          478         22      4.6
   Marketing                                           387          385          2      0.5
   Supplies                                            266          292        (26)    (8.9)
   FDIC deposit insurance and state assessment          75           76         (1)    (1.3)
   Impairment charge - other assets                     36          111        (75)   (67.6)
   Other real estate operations                         15           23         (8)   (34.8)
   Other                                             1,844        1,538        306     19.9
                                                  --------     --------    -------

      TOTAL NONINTEREST EXPENSES                  $ 16,606     $ 15,394    $ 1,212     7.9%
                                                  ========     ========    =======

Salary and employee benefits increased due to salary increases and additional compensation related to an increase in employees, higher commissions due to higher sales volumes and higher pension, insurance and payroll taxes. The increased electronic banking fees were due to increased transaction activity. The impairment charges for 2003 and 2002 were recorded against our interest in a small business investment company limited partnership, which invests in the debt and equity securities of developing companies for which conventional financing is not available. The increase in other expenses was primarily due to increased costs associated with the increased customer use of electronic banking and additional filing and recording fees in connection with increased mortgage originations.

Income Tax Provision. Income taxes increased due to a higher level of taxable income. The effective tax rate for 2003 and 2002 was 34%.

Liquidity and Capital Resources
-------------------------------

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. Our policy is to maintain liquid assets less short-term liabilities within a range of 12.5% to 20.0% of total assets. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term U.S. Government agency obligations.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $30.8 million, including interest-bearing deposits of $9.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $120.6 million at December 31, 2004. In addition, at December 31, 2004, we had the ability to borrow a total of approximately $192.0 million from the FHLB, which includes overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, we had advances outstanding of $72.7 million and no overnight advances outstanding.

The Company believes that the Bank's most liquid assets combined with the available line from the FHLB provides adequate liquidity to meet its current financial obligations.

At December 31, 2004, we had $84.4 million in loan commitments outstanding, which included $27.5 million in undisbursed construction loans, $19.4 million in unused home equity lines of credit, $8.4 million in commercial lines of credit and $997,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2004 totaled $94.5 million, or 20.5%, of total deposits (including mortgagors' and investors' escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers' hesitancy to invest their funds in long-term certificates of deposit in the existing low interest rate environment. To compensate, we have increased the duration of our borrowings with the FHLB. If these maturing certificates of deposit do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. Additionally, we maintain a shorter duration in our securities portfolio to provide necessary liquidity to compensate for any deposit outflows. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by favorably adjusting the interest rates offered to our customers.

Our primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2004, we originated $178.4 million of loans and purchased $90.7 million of securities. In fiscal 2003, we originated $207.7 million of loans and purchased $45.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Asset growth has outpaced deposit growth during the last three years. The increased liquidity needed to fund asset growth over the last three years has been provided through increased FHLB borrowings and raising capital through the issuance of trust preferred securities. We experienced a net increase in total deposits, including mortgagors' and investors' escrow accounts, of $43.2 million, $19.0 million and $35.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. We experienced increases in FHLB advances of $15.5 million, $13.3 million and $8.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, we generated $7.0 million in net proceeds from the issuance of trust preferred securities in 2002.

Our initial stock offering increased our capital and liquidity. However, over time, our liquidity will be reduced as net proceeds from the stock offering are deployed. Our financial condition and results of operation will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. In the future, we may use capital management tools such as cash dividends and common share repurchases. However, under OTS regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under any stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines. As a savings and loan holding company regulated by the OTS, the Company is not subject to any separate regulatory capital requirements. See Item 1. Business. "Regulation and Supervision - Regulation of Federal Savings Associations - Capital Requirements" and Note 15 in the Notes to the Consolidated Financial Statements for additional information relating to the Bank's regulatory capital requirements.

Payments Due Under Contractual Obligations
------------------------------------------

The following table presents information relating to the Company's payments due under contractual obligations as of December 31, 2004.

                                                                Payments Due by Period
                                               --------------------------------------------------------
                                                            One to                   More
                                               Less Than     Three     Three to    Than Five
             (Dollars in Thousands)             One Year     Years    Five Years     Years       Total
                                               ---------   --------   ----------   ---------   --------
Long-term debt obligations                      $ 21,732   $ 28,815    $ 12,127     $ 10,000   $ 72,674
Operating lease obligations (1)                      786      1,370         835        3,483      6,474
Other long-term liabilities reflected on the
   balance sheet                                      --         --          --        7,217      7,217
                                                --------   --------    --------     --------   --------

TOTAL CONTRACTUAL OBLIGATIONS                   $ 22,518   $ 30,185    $ 12,962     $ 20,700   $ 86,365
                                                ========   ========    ========     ========   ========

      ----------
      (1)   Payments are for lease of real property.

Off-Balance Sheet Arrangements
------------------------------

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2004 and December 31, 2003 are as follows:

                                                           December 31,
                                                      -------------------
                  (Dollars in Thousands)                2004       2003
                                                      --------   --------

      Commitments to extend credit: (1)
            Future loan commitments (2)               $ 27,073   $ 22,224
            Undisbursed construction loans              27,527     15,193
            Undisbursed home equity lines of credit     19,351     15,577
            Undisbursed commercial lines of credit       8,433      7,360
            Overdraft protection lines                   1,060      1,012
      Standby letters of credit (3)                        997        718
                                                      --------   --------
         TOTAL COMMITMENTS                            $ 84,441   $ 62,084
                                                      ========   ========

----------
      (1) Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
      (2) Includes fixed rate loan commitments of $10.2 million at interest rates ranging from 4.875% to 7.125% and $16.8 million at interest rates ranging from 4.375% to 7.0% at December 31, 2004 and 2003, respectively.
      (3) Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a Small Business Investment Corporation ("SBIC") and made a commitment to make a capital investment of $1.0 million in the limited partnership. At December 31, 2004 and 2003, the Bank's remaining off-balance-sheet commitment for capital investment was approximately $194,000 and $307,000, respectively.

In 2004, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. At December 31, 2004, the Bank has repaid principal payments on the loan to the ESOP of $56,000 and committed to release 8,069 shares held in suspense for allocation to participants in 2005. As of December 31, 2004, the amount of unallocated common shares held in suspense totaled 484,430, with a fair value of $5.9 million, which represents a potential commitment of the Bank to the ESOP. See Note 11 in the Notes to the Consolidated Financial Statements.

As of December 31, 2004, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows. See Note 14 in the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changes in Prices
-----------------------------------------

The financial statements and financial data presented within this document have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards
-------------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which addresses guarantees such as standby letters of credit, performance guarantees and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption on January 1, 2003 has not had a material effect on the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of expected losses, will receive a majority of expected residual returns or both. Transfers to qualified special-purpose entities and certain other interests in a qualified-special purpose entity are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 ("FIN 46R") and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. For special-purpose entities, however, FIN 46 would be required to be applied as of December 31, 2003. SI Capital Trust I issued $7.0 million of trust preferred securities in 2002. As required by FIN 46, the Company deconsolidated SI Capital Trust I at December 31, 2003 and restated the 2002 statement of financial condition. As a result, the statement of financial condition at December 31, 2004, 2003 and 2002 (as restated) includes $7.2 million of junior subordinated debt, which was previously presented in the statement of financial condition as $7.0 million in trust preferred securities after a consolidation elimination entry of $217,000. The Company's investment in SI Capital Trust I of $217,000 is included in other assets. The overall effect on the financial position and operating results as a result of the deconsolidation was not material.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This Statement amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. SFAS 149 did not have a material effect on the consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. SFAS 150 had no effect on the consolidated financial statements.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits" ("SFAS 132R"). This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. SFAS 132R had no effect on the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received.

However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement will have a material impact on the Company's financial statements.

On March 9, 2004, the United States Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company may enter into such commitments in connection with residential mortgage loan applicants. The adoption of SAB 105 will not have a material impact on the Company's consolidated results of operations or financial position.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on the application of EITF Issue 03-1, " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," in determining when an investment is impaired, whether the impairment is other than temporary and the measurement of the impairment loss. This impairment is applicable to debt and equity securities that are within the scope of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), Financial Accounting Standards Board Statement No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" ("SFAS 124") and those equity securities outside of the scope of SFAS 115 and accounted for under the cost method. In October 2004, Emerging Issues Task Force Issue 03-1-1 was issued to delay the effective date of the measurement and recognition provisions of EITF Issue 03-1 until the proposed Financial Accounting Standards Board Staff Position, which provides guidance on the application of the provisions, is issued in final form. This delay, however, does not eliminate the need to recognize other-than-temporary impairment losses as required by applicable authoritative pronouncements. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). This Statement eliminates the alternative intrinsic value method of accounting, according to APB Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing the cost of employee services received in share-based payment transactions. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. This Statement does not address the accounting for employee stock ownership plans. At this time, SFAS 123R has no effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

Qualitative Aspects of Market Risk
----------------------------------

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of a bank's current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, we originate adjustable-rate mortgage loans for retention in our loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers' preferences. As an alternative to adjustable-rate mortgage loans, we offer fixed-rate mortgage loans with maturities of fifteen years. This product enables us to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, we have sold more long-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, we also have used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and a 4-year $5.0 million brokered deposit to help manage interest rate risk. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk
-----------------------------------

We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. Our goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on net interest income. The Company utilizes income simulation to analyze its interest rate sensitivity.

Income Simulation Analysis. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect that changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The tables below set forth an approximation of our exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2004 and at December 31, 2003 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company's large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% and 18% in a flat interest rate environment, between 6% and 18% in an increasing interest rate environment and between 18% and 27% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 24% in a flat interest rate environment, between 6% and 24% in a rising rate environment and between 6% and 36% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. Our asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company's management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 300 basis points. The second scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management's current assumption is 100 basis points. The third scenario anticipates management's view of the most likely change in interest rates over the next twelve months; management's current assumption is a 100 basis point increase in rates. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of December 31, 2004 and 2003, the Company's estimated exposure as a percentage of estimated net interest margin for the twelve-month and twenty-four month periods are as follows:

                                             Percent Change in Estimated
         As of December 31, 2004:              Net Interest Income Over
         ---------------------------------   ---------------------------
                                                12 Months   24 Months
                                                ---------   ---------

         300 basis point increase in rates        (9.95)%    (12.57)%

         100 basis point increase in rates        (3.20)%     (4.25)%

         100 basis point decrease in rates        (3.70)%     (6.35)%

                                             Percent Change in Estimated
         As of December 31, 2003:              Net Interest Income Over
         ---------------------------------   ---------------------------
                                                12 Months   24 Months
                                                ---------   ---------

         300 basis point increase in rates        (9.80)%     (9.29)%

         100 basis point increase in rates         0.84%       3.13%

         100 basis point decrease in rates        (1.94)%     (4.69)%

As of December 31, 2004, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four month periods if interest rates rose by 100 or 300 basis points or if interest rates decreased 100 basis points. Using net interest income for the quarter ended December 31, 2004, for each percentage point change in net interest income, the effect on the Company's annual net income would be $140,000, assuming a 34% income tax rate.

As of December 31, 2003, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four month periods in a declining rate environment. In addition, a rise in interest rates by 300 basis points would negatively impact net interest income over both the twelve and twenty-four month periods. However, an increase in interest rates of 100 basis points would slightly increase net interest income in both periods presented. Using data at December 31, 2003, for each percentage point change in net interest income, the effect on net income would be $123,000, assuming a 34% income tax rate.

The change in interest rate sensitivity at December 31, 2004 and December 31, 2003 reflects our continued use of longer-term borrowings.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

For the Company's Consolidated Financial Statements, see index on page 57.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

None.

Item 9A. Controls and Procedures.
---------------------------------

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B. Other Information.
---------------------------

The following disclosures would otherwise have been filed on Form 8-K under the heading: "Item 1.01. Entry into a Material Definitive Agreement":

On September 30, 2004, the Company and the Bank executed a three-year employment agreement with each of Rheo A. Brouillard, President and Chief Executive Officer of the Company and the Bank, and Brian J. Hull, Executive Vice President and Chief Financial Officer of the Company and the Bank, each of which was effective as of September 30, 2004. On September 30, 2004, the Bank executed a two-year change in control agreement with each of Sonia M. Dudas, Senior Vice President and Senior Trust Officer of the Bank, and Michael J. Moran, Senior Vice President, Senior Credit Officer of the Bank, each of which was effective as of September 30, 2004. The terms of the employment agreements and the change in control agreement were previously disclosed in the Company's Registration Statement on Form S-1, as amended (File No. 333-116381).

PART III.
---------

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information concerning the directors and officers of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Form 10-K, the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders and to
Part I, Item 1, "Business - Executive Officers of the Registrant" in this report.

The Company has adopted a Code of Ethics and Business Conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.
--------------------------------

The information regarding executive compensation is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------

The information relating to the security ownership of certain beneficial owners and management and the equity compensation plan information is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.
------------------------------------------------

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV.
--------

Item 15. Exhibits and Financial Statement Schedules.
----------------------------------------------------

(1) Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

      o     Report of Registered Independent Public Accounting Firm
      o Consolidated Statements of Financial Condition as of December 31, 2004 and 2003
      o Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
      o Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
      o Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
      o     Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes hereto.

(3) Exhibits

3.1     Charter of SI Financial Group, Inc. (1)

3.2     Bylaws of SI Financial Group, Inc. (1)

4.0     Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1 Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard (2)

10.2 Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull (2)

10.3 Change in Control Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Michael J. Moran (2)

10.4 Form of Savings Institute Bank and Trust Company Employee Severance Compensation Plan (1)

10.5    Savings Institute Directors Retirement Plan (1)

10.6 Form of Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (1)

10.7    Savings Institute Group Term Replacement Plan (1)

10.8 Form of Savings Institute Executive Supplemental Retirement Plan - Defined Benefit (1)

10.9    Form of Savings Institute Director Deferred Fee Agreement (1)

10.10   Form of Savings Institute Director Consultation Plan (1)

10.11 Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Sonia M. Dudas

14.0    Code of Ethics and Business Conduct

21.0    List of Subsidiaries

23.0    Consent of McGladrey & Pullen, LLP

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------
      (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.
      (2) Incorporated by reference into this document from the Exhibits filed with Company's Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:   /s/ Rheo A. Brouillard
      -------------------------------------
      Rheo A. Brouillard
      President and Chief Executive Officer
      March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                Title                                    Date
---------------------------------   --------------------------------------   --------------
/s/ Rheo A. Brouillard              President and Chief Executive            March 16, 2005
---------------------------------   Officer (principal executive officer)
Rheo A. Brouillard


/s/ Brian J. Hull                   Executive Vice President, Treasurer      March 16, 2005
---------------------------------   and Chief Financial Officer (principal
Brian J. Hull                       accounting and financial officer)


/s/ Henry P. Hinckley               Chairman of the Board                    March 16, 2005
---------------------------------
Henry P. Hinckley


/s/ Robert C. Cushman, Sr.          Director                                 March 16, 2005
---------------------------------
Robert C. Cushman, Sr.


/s/ Everett Watson                  Director                                 March 16, 2005
---------------------------------
Everett Watson


/s/ Donna M. Evan                   Director                                 March 16, 2005
---------------------------------
Donna M. Evan


/s/ Roger Engle                     Director                                 March 16, 2005
---------------------------------
Roger Engle


/s/ Robert O. Gillard               Director                                 March 16, 2005
---------------------------------
Robert O. Gillard


/s/ Steven H. Townsend              Director                                 March 16, 2005
---------------------------------
Steven H. Townsend

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Report of Independent Registered Public Accounting Firm                                              58

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003                      59

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002               60

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004,
   2003 and 2002                                                                                     62

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002           63

Notes to Consolidated Financial Statements                                                           65

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

The Board of Directors and Stockholders
SI Financial Group, Inc. and Subsidiaries
Willimantic, Connecticut

We have audited the consolidated statements of financial condition of SI Financial Group, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Financial Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
---------------------------
New Haven, Connecticut
February 18, 2005

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands, Except Share Amounts)

                                                                                      December 31,
                                                                                 ---------------------
                                                                                    2004       2003
                                                                                 ---------   ---------
ASSETS:
Cash and due from banks:
   Noninterest-bearing deposits and cash                                         $  21,647   $  20,336
   Interest-bearing deposits                                                         8,728       4,441
Federal funds sold                                                                     400       4,800
                                                                                 ---------   ---------
      Cash and cash equivalents (note 2)                                            30,775      29,577

Available for sale securities, at fair value (note 3)                              120,557      77,693
Held to maturity securities, at cost (fair value approximates $1,344) (note 3)          --       1,728
Loans held for sale                                                                    200          --
Loans receivable, net (note 4)                                                     447,957     386,924
Accrued interest receivable on loans                                                 1,739       1,580
Accrued interest receivable on investment securities                                   899         658
Federal Home Loan Bank Stock, at cost (note 9)                                       4,313       2,858
Cash surrender value of bank-owned life insurance (note 11)                          7,561       7,258
Other real estate owned (note 5)                                                        --         328
Premises and equipment, net (note 6)                                                 6,586       6,675
Core deposit intangible (note 7)                                                       292         389
Deferred tax asset, net (note 10)                                                    2,044         601
Other assets (note 9)                                                                1,726       1,872
                                                                                 ---------   ---------
      TOTAL ASSETS                                                               $ 624,649   $ 518,141
                                                                                 =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits: (note 8)
   Noninterest-bearing                                                           $  46,049   $  40,371
   Interest-bearing                                                                411,709     374,719
                                                                                 ---------   ---------
      Total deposits                                                               457,758     415,090

Mortgagors' and investors' escrow accounts                                           2,722       2,221
Federal Home Loan Bank advances (note 9)                                            72,674      57,168
Junior subordinated debt owed to unconsolidated trust (note 9)                       7,217       7,217
Accrued expenses and other liabilities                                               3,469       2,346
                                                                                 ---------   ---------
      TOTAL LIABILITIES                                                            543,840     484,042
                                                                                 ---------   ---------

Commitments and contingencies (note 12)                                                 --          --

Stockholders' Equity: (note 15)
Preferred stock ($.01 par value; 1,000,000 shares authorized; none
   issued or outstanding)                                                               --          --
Common stock ($.01 par value; 75,000,000 shares authorized;
   12,563,750 shares issued and outstanding at December 31, 2004)                      126          --
Additional paid-in capital                                                          50,947          --
Unallocated common shares held by ESOP (note 11)                                    (4,844)         --
Retained earnings (including surplus of $1,000 at December 31, 2003) (note 10)      34,870      33,582
Accumulated other comprehensive income (loss) (note 16)                               (290)        517
                                                                                 ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                                                    80,809      34,099
                                                                                 ---------   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 624,649   $ 518,141
                                                                                 =========   =========

See accompanying notes to consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except Share Amounts)

                                                                  Years Ended December 31,
                                                               ------------------------------
                                                                 2004       2003       2002
                                                               --------   --------   --------
Interest and dividend income:
   Loans, including fees                                       $ 24,545   $ 23,840   $ 23,033
   Investment securities:
         Taxable interest                                         3,658      3,787      4,894
         Tax-exempt interest                                         24         27          2
         Dividends                                                  136        121        127
   Other                                                            240        155        274
                                                               --------   --------   --------
      TOTAL INTEREST AND DIVIDEND INCOME                         28,603     27,930     28,330
                                                               --------   --------   --------

Interest expense:
   Deposits (note 8)                                              6,346      6,597      8,480
   Federal Home Loan advances (note 9)                            2,683      2,315      2,146
   Subordinated debt (note 9)                                       371        360        301
   Other borrowings                                                  --         74         87
                                                               --------   --------   --------
      TOTAL INTEREST EXPENSE                                      9,400      9,346     11,014
                                                               --------   --------   --------

      NET INTEREST INCOME BEFORE PROVISION FOR LOAN
         LOSSES                                                  19,203     18,584     17,316

Provision for loan losses (note 4)                                  550      1,602        537
                                                               --------   --------   --------

      NET INTEREST AND DIVIDEND INCOME AFTER PROVISION
         FOR LOAN LOSSES                                         18,653     16,982     16,779
                                                               --------   --------   --------

Noninterest income:
   Service fees                                                   3,244      3,116      2,579
   Wealth management fees                                           942        849        766
   Net gain (loss) on available for sale securities (note 3)       (166)       121       (258)
   Net gain on sale of loans                                         55        393        107
   Other                                                            110        243         90
                                                               --------   --------   --------
      TOTAL NONINTEREST INCOME                                    4,185      4,722      3,284
                                                               --------   --------   --------

Noninterest expenses:
   Salaries and employee benefits (note 11)                       9,835      9,090      8,278
   Occupancy                                                      2,494      2,059      1,982
   Furniture and equipment                                          971        914      1,000
   Computer services                                              1,014        857        844
   Electronic banking fees                                          664        563        387
   Outside professional services                                    815        500        478
   Marketing                                                        513        387        385
   Supplies                                                         293        266        292
   FDIC deposit insurance and state assessment                       90         75         76
   Impairment charge - other asset                                   51         36        111
   Contribution to SI Financial Group Foundation                  2,513         --         --
   Other real estate operations (note 5)                             11         15         23
   Other                                                          1,767      1,844      1,538
                                                               --------   --------   --------
      TOTAL NONINTEREST EXPENSES                                 21,031     16,606     15,394
                                                               --------   --------   --------

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - Continued
                  (Dollars in Thousands, Except Share Amounts)

                                                                  Years Ended December 31,
                                                               ------------------------------
                                                                 2004       2003       2002
                                                               --------   --------   --------
      INCOME BEFORE INCOME TAXES                                  1,807      5,098      4,669

Income tax provision (note 10)                                      519      1,713      1,587
                                                               --------   --------   --------

      NET INCOME                                               $  1,288   $  3,385   $  3,082
                                                               ========   ========   ========
Net income per common share:
   Basic                                                            N/A        N/A        N/A
   Diluted                                                          N/A        N/A        N/A

Weighted-average common shares outstanding:
   Basic                                                            N/A        N/A        N/A
   Diluted                                                          N/A        N/A        N/A

See accompanying notes to consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (Dollars in Thousands, Except Share Amounts)

                                           Common Stock                    Unallocated               Accumulated
                                       --------------------   Additional      Common                    Other           Total
                                                                Paid-in    Shares Held   Retained   Comprehensive   Stockholders'
                                         Shares     Dollars     Capital      by ESOP     Earnings      Income           Equity
                                       ----------   -------   ----------   -----------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 2001                   --    $  --     $     --     $     --     $ 27,115      $   701        $ 27,816

Comprehensive income:
   Net income                                  --       --           --           --        3,082           --           3,082
   Change in net unrealized gain on
      available for sale securities,
      net of taxes (note 16)                   --       --           --           --           --          510             510
                                                                                                                      --------
      Total comprehensive income                                                                                         3,592
                                       ----------    -----     --------     --------     --------      -------        --------

BALANCE AT DECEMBER 31, 2002                   --       --           --           --       30,197        1,211          31,408

Comprehensive income:
   Net income                                  --       --           --           --        3,385           --           3,385
   Change in net unrealized loss on
      available for sale securities,
      net of taxes (note 16)                   --       --           --           --           --         (694)           (694)
                                                                                                                      --------
      Total comprehensive income               --       --           --           --           --           --           2,691
                                       ----------    -----     --------     --------     --------      -------        --------

BALANCE AT DECEMBER 31, 2003                   --       --           --           --       33,582          517          34,099

Issuance of common stock for initial
   public offering, net of expenses
   of $1.8 million                      5,025,500       50       48,430           --           --           --          48,480

Issuance of common stock to SI
   Bancorp, MHC                         7,286,975       73          (73)          --           --           --              --

Issuance of common stock to SI
   Financial Group Foundation
   including additional tax benefit
   of $68.0 thousand due to higher
   basis for tax purposes                 251,275        3        2,578           --           --           --           2,581

Shares purchased for ESOP                      --       --           --       (4,925)          --           --          (4,925)

Allocation of ESOP shares                      --       --           12           81           --           --              93

Comprehensive income:
   Net income                                  --       --           --           --        1,288           --           1,288
   Change in net unrealized loss on
      available for sale securities,
      net of taxes (note 16)                   --       --           --           --           --         (807)           (807)
                                                                                                                      --------
      Total comprehensive income               --       --           --           --           --           --             481
                                       ----------    -----     --------     --------     --------      -------        --------

BALANCE AT DECEMBER 31, 2004           12,563,750    $ 126     $ 50,947     $ (4,844)    $ 34,870      $  (290)       $ 80,809
                                       ==========    =====     ========     ========     ========      =======        ========

See accompanying notes to consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                               Years Ended December 31,
                                                                          ----------------------------------
                                                                             2004         2003        2002
                                                                          ----------   ---------   ---------
Cash flows from operating activities:
Net income                                                                $    1,288   $   3,385   $   3,082
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for loan losses                                                     550       1,602         537
   Contribution of common stock to charitable foundation                       2,513          --          --
   Employee stock ownership plan expense                                          93          --          --
   Amortization and accretion of investment premiums and discounts, net          111         466         714
   Amortization and accretion of loan premiums and discounts, net                285         192         109
   Depreciation and amortization of premises and equipment                     1,074       1,039       1,106
   Amortization of core deposit intangible                                        97          97          97
   Amortization of deferred debt issuance costs                                   35          35          26
   Amortization of mortgage servicing rights                                      24          --          --
   Deferred income taxes                                                        (959)        166        (270)
   Net loss (gain) on available for sale securities                              166        (121)        258
   Loans originated for sale                                                 (15,694)    (21,000)    (12,687)
   Proceeds from sale of loans                                                15,549      22,996      12,795
   Net decrease in loans held for sale                                            --         320          --
   Net gain on sale of loans                                                     (55)       (393)       (107)
   Net gain on sale of other real estate owned                                    --         (15)        (32)
   Write-down of other real estate owned                                          60          --          --
   Increase in cash surrender value of bank-owned life insurance                (303)       (258)         --
   Impairment charge - long-lived assets                                         337          --          --
   Impairment charge - other assets                                               51          36         111
   Change in operating assets and liabilities:
      Deferred loan costs, net of fees                                          (356)       (596)       (141)
      Accrued interest receivable                                               (400)         55         (51)
      Other assets                                                                36        (144)       (425)
      Accrued expenses and other liabilities                                   1,123         212         640
                                                                          ----------   ---------   ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                             5,625       8,074       5,762
                                                                          ----------   ---------   ---------

Cash flows from investing activities:
   Purchases of available for sale securities                                (90,693)    (45,102)    (56,791)
   Proceeds from sales of available for sale securities                       22,845      11,650       9,956
   Proceeds from maturities of and principal repayments on
      available for sale securities                                           23,836      42,323      37,571
   Purchases of held to maturity securities                                       --          --      (7,503)
   Proceeds from sales of held to maturity securities                          1,253          --          --
   Proceeds from maturities of and principal repayments on held to
      maturity securities                                                        123       7,689      11,085
   Net increase in loans                                                     (61,512)    (55,311)    (43,982)
   Purchases of Federal Home Loan Bank stock                                  (1,455)       (472)       (252)
   Purchase of bank-owned life insurance policies                                 --      (7,000)         --
   Purchase of common stock of trust subsidiary                                   --          --        (217)
   Proceeds from sales of other real estate owned                                268         433          82
   Purchases of bank premises and equipment                                   (1,322)     (1,619)     (1,216)
                                                                          ----------   ---------   ---------
         NET CASH USED IN INVESTING ACTIVITIES                              (106,657)    (47,409)    (51,267)
                                                                          ----------   ---------   ---------

Cash flows from financing activities:
   Net increase in deposits                                                   42,668      18,740      35,012
   Net increase in mortgagors' and investors' escrow accounts                    501         256         275

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             (Dollars in Thousands)

                                                                               Years Ended December 31,
                                                                          ----------------------------------
                                                                             2004         2003        2002
                                                                          ----------   ---------   ---------
   Net increase (decrease) in collateralized borrowings                           --        (851)      1,951
   Proceeds from Federal Home Loan Bank advances                              36,370      18,695      15,000
   Repayments of Federal Home Loan Bank advances                             (20,864)     (5,445)     (6,265)
   Proceeds from issuance of junior subordinated debt                             --          --       7,217
   Debt issuance costs                                                            --          --        (245)
   Net proceeds from common stock offering                                    48,480          --          --
   Acquisition of common stock by employee stock ownership plan               (4,925)         --          --
                                                                          ----------   ---------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                              102,230      31,395      52,945
                                                                          ----------   ---------   ---------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                               1,198      (7,940)      7,440

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              29,577      37,517      30,077
                                                                          ----------   ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   30,775   $  29,577   $  37,517
                                                                          ==========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                          $    9,367   $   9,367   $  11,029
                                                                          ==========   =========   =========
   Income taxes paid                                                      $    1,296   $   1,848   $   1,765
                                                                          ==========   =========   =========

NONCASH ACTIVITIES:
   Unrealized gain (loss) on securities arising during the period         $   (1,224)  $  (1,050)  $     773
                                                                          ==========   =========   =========
   Transfer of loans to other real estate owned                           $       --   $     703   $      50
                                                                          ==========   =========   =========
   Transfer of loans to held for sale                                     $       --   $      --   $   1,939
                                                                          ==========   =========   =========
   Derecognition of loans and collateralized borrowings                   $       --   $   1,100   $      --

See accompanying notes to consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
On August 6, 2004, SI Financial Group, Inc., a federally-chartered mid-tier stock holding company, was formed. On that date, SI Bancorp, Inc. converted from a state-chartered mutual holding company to a federally-chartered mutual holding company operating under the name SI Bancorp, MHC. In addition, Savings Institute Bank and Trust Company, formerly operating under the name Savings Institute, completed its conversion from a state-chartered stock savings bank to a federally-chartered stock savings bank. SI Bancorp, Inc. transferred its ownership in all of the stock of Savings Institute Bank and Trust Company to SI Financial Group, Inc. in exchange for all of the outstanding shares of SI Financial Group, Inc. In addition, SI Financial Group, Inc. received all other assets and liabilities held by SI Bancorp, Inc., including $7.2 million of subordinated debt.

On September 30, 2004, the Company sold a total of 5,025,500 shares of its common stock, representing 40% of the 12,563,750 shares outstanding, at $10.00 per share to eligible account holders and the Employee Stock Ownership Plan of the Bank in a subscription offering pursuant to a Plan of Reorganization and Minority Stock Issuance.

In connection with the offering, SI Financial Group, Inc. established SI Financial Group Foundation, a charitable foundation dedicated to community activities and the promotion of charitable causes in areas in which the Bank operates. The Foundation was funded on September 30, 2004 with a contribution of 2%, or 251,275 shares, of the Company's common stock. This contribution resulted in the recognition of a $2.5 million expense equal to the value of the common shares contributed by the Company, net of related tax benefits. The Company recognized an additional tax benefit of $68,000 as an increase to stockholders' equity resulting from the higher tax basis of the contribution.

Also, as part of the offering, SI Bancorp, MHC was issued 58% of the Company's common stock in exchange for its ownership of the Bank. SI Bancorp, MHC does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

The Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. The Bank borrowed the necessary funds from the Company to purchase 3.92%, or 492,499 shares, of the common shares issued and outstanding. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements under the ESOP.

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

On March 25, 2002, SI Bancorp, Inc. formed SI Capital Trust I for the purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures issued by SI Bancorp, Inc., and on April 10, 2002, $7.2 million of debt securities were issued. In accordance with Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," the Trust is not included in the Company's consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Savings Institute Bank and Trust Company, and the Bank's wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
-----------------------------------------
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses and the impairment of long-lived assets.

Significant Group Concentrations of Credit Risk
-----------------------------------------------
Most of the Company's activities are with customers located within eastern Connecticut. Refer to Notes 3 and 4, respectively, in the Notes to the Consolidated Financial Statements for discussions of the Company's investment securities and lending activities. The Company does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents and Statements of Cash Flows
------------------------------------------------------
Cash and due from banks, Federal funds sold and short-term investments with maturities of less than 90 days are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Investment in Debt and Marketable Equity Securities
---------------------------------------------------
Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities purchased and held principally for the purpose of trading in the near term are classified as "trading securities." These securities are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reported in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

The sale of a held to maturity security within three months of its maturity date or after collection of at least 85% of the principal outstanding at the time the security was acquired is considered a maturity for purposes of classification and disclosure.

Transfers of debt securities into the held to maturity classification from the available for sale classification are made at fair value on the date of transfer. The unrealized holding gain or loss on the date of transfer is retained in accumulated other comprehensive income (loss) and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining contractual lives of the securities by the interest method.

Loans Held for Sale
-------------------
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to noninterest income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the value allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold on the trade date.

Transfers of Financial Assets
-----------------------------
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor and (3) the transferor does not maintain effective control over the transferred assets through either
(a) an agreement that both entitles and obligates the transferor to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Servicing
---------
Servicing assets are recognized as separate assets when rights are acquired through purchase or retained through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Loans Receivable
----------------
Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers' financial condition.

Management considers all nonaccrual loans and restructured loans to be impaired. In most cases, loan payments less than ninety days past due, are considered minor collection delays, and the related loans are generally not considered impaired.

Allowance for Loan Losses
-------------------------
The allowance for loan losses, a material estimate which could change significantly in the near-term, is established as losses are estimated to have occurred, through provisions for losses charged against operations, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties, when considered necessary.

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, historical loan loss experience, regulatory examination and evaluations of loans and other relevant factors.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The majority of the Company's loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in eastern Connecticut. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. Such agency

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

has the authority to require the Company to recognize additions to the allowance or write-downs based on the agency's judgments about information available to it at the time of its examination.

Derivative Financial Instruments
--------------------------------
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This Statement requires that all derivatives be recognized as assets or liabilities in the statement of financial condition and measured at fair value.

Interest and Fees on Loans
--------------------------
Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Subsequent recognition of income occurs only to the extent payment is received subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

Loan origination fees and direct loan origination costs are deferred, and the net amount is recognized as an adjustment of the related loan's yield utilizing the interest method over the contractual life of the loan.

Rate Lock Commitments
---------------------
On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments is also based on the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on the sale of mortgage loans.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective July 1, 2003, which applies to the Company's commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," the interest rate lock commitments were valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

Collateralized Borrowings
-------------------------
Collateralized borrowings represent loans sold which do not meet the criteria for derecognition, due primarily to recourse and other provisions which could not be measured at the date of transfer. Transferred loans and any related collateralized borrowings are derecognized when all recourse and other provisions that could not be measured at the date of transfer either expire or become measurable.

Other Real Estate Owned
-----------------------
Other real estate owned consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss, or fair value at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Income Taxes
------------
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company had transactions in which the related tax effect was recorded directly to stockholders' equity instead of operations. Transactions in which the tax effect was recorded directly to stockholders' equity included the tax effects of unrealized gains and losses on available for sale securities and the tax benefit for the difference between the book and tax basis of the contribution to SI Financial Group Foundation. At December 31, 2004, the Company had a net deferred tax asset of $149,000 for unrealized gains and losses on available for sale securities and a deferred tax asset of $68,000 related to the difference between the book and tax basis of the SI Financial Group Foundation contribution.

Premises and Equipment
----------------------
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the improvements' estimated economic lives or the related lease terms. The estimated useful lives of the assets are as follows:

                     Classification       Estimated Useful Lives
                -----------------------   ----------------------

                Buildings                      5 to 40 years
                Furniture and equipment        3 to 10 years
                Leasehold improvements         3 to 20 years

Gains and losses on dispositions are recognized upon realization. Maintenance and repairs are expensed as incurred and improvements are capitalized.

Impairment of Long-lived Assets
-------------------------------
Long-lived assets, including premises and equipment and certain identifiable intangible assets that are held and used by the Company, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense.

Core Deposit Intangible
-----------------------
In connection with branch acquisitions that do not represent business combinations, the excess of deposit liabilities assumed from other banks over assets acquired is recorded as a core deposit intangible.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Other Investment
----------------
The Company's investment in a Small Business Investment Company is recorded at cost and is evaluated for impairment annually. Impairment considered by management to be other than temporary, results in a write-down of the investment which is recognized in earnings as a realized loss. Write-downs of $51,000, $36,000 and $111,000 during the years ended December 31, 2004, 2003 and 2002, respectively, were recognized on this investment. This investment, with a net book value of $608,000 and $546,000 at December 31, 2004 and 2003, respectively, is included in other assets. The SBIC is licensed by the Small Business Administration. It provides mezzanine financing and private equity investments to small companies which may not otherwise qualify for standard banking financing.

Trust Assets
------------
Assets of the Trust Department, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Company. Trust fees are recognized on the accrual basis of accounting.

Related Party Transactions
--------------------------
Directors, officers and their affiliates of the Company and the Bank have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility, favored treatment or terms or present other unfavorable features. Notes 4, 8 and 13 contain details regarding related party transactions.

Earnings Per Share
------------------
Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding for the three years ended December 31, 2004. Anti-dilutive shares are common stock equivalents (i.e. stock options) with weighted average exercise prices in excess of the weighted average market value for the period in question. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted income per common share.

Per common share data is not considered meaningful and, is therefore, not presented for the years ended December 31, 2004, 2003 and 2002 as the Company had no shares outstanding prior to the Company's initial public offering on September 30, 2004.

Comprehensive Income
--------------------
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the capital section in the statement of financial condition, such items, along with net income, are components of comprehensive income.

Employee Stock Ownership Plan
-----------------------------
In 2004, the Company established an Employee Stock Ownership Plan and accounts for the ESOP shares in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is recognized as a reduction to stockholders'

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

equity in the Company's statement of financial condition. As ESOP shares are committed to be released, compensation expense will be recognized with a corresponding increase to stockholders' equity. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP and dividends payable on common stock held by the ESOP over a period of fifteen years.

Fair Values of Financial Instruments
------------------------------------
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

      o Cash and due from banks, federal funds sold, accrued interest receivable and mortgagors' and investors' escrow accounts. The carrying amount is a reasonable estimate of fair value.

      o Securities. Fair values, excluding restricted Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

      o Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

      o Loans receivable. For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans are estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      o Servicing assets. The fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

      o Deposits. The fair value of demand deposits, negotiable orders of withdrawal, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

      o Advances from the Federal Home Loan Bank. The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

      o Collateralized borrowings. The fair value of collateralized borrowings is estimated by discounting the future cash flows using market rates for similar borrowings.

      o Junior subordinated debt to unconsolidated trust. Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.

      o Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses guarantees such as standby letters of credit, performance guarantees and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption on January 1, 2003 has not had a material effect on the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of expected losses, will receive a majority of expected residual returns or both. Transfers to qualified special-purpose entities and certain other interests in a qualified-special purpose entity are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. For special-purpose entities, however, FIN 46 would be required to be applied as of December 31, 2003. SI Capital Trust I issued $7.0 million of trust preferred securities in 2002. As required by FIN 46, SI Capital Trust I was deconsolidated at December 31, 2003 and restated the 2002 statement of financial condition. As a result, the statement of financial condition at December 31, 2004 and 2003 includes $7.2 million of junior subordinated debt, which was previously presented in the statement of financial condition as $7.0 million in trust preferred securities after a consolidation elimination entry of $217,000. The Company's investment in SI Capital Trust I of $217,000 is included in other assets. The overall effect on the financial position and operating results as a result of the deconsolidation was not material.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" . This Statement amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" , and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. SFAS 149 did not have a material effect on the consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. SFAS 150 had no effect on the consolidated financial statements.

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits". This Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and other postretirement plans. SFAS 132R had no effect on the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement will have a material impact on the Company's financial statements.

On March 9, 2004, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments". SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The Company may enter into such commitments in connection with residential mortgage loan applicants. The adoption of SAB 105 did not have a material impact on the Company's consolidated results of operations or financial position.

In March 2004, the Emerging Issues Task Force reached a consensus on the application of EITF Issue 03-1, " The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," in determining when an investment is impaired, whether the impairment is other than temporary and the measurement of the impairment loss. This impairment is applicable to debt and equity securities that are within the scope of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Financial Accounting Standards Board Statement No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations" and those equity securities outside of the scope of SFAS 115 and accounted for under the cost method. In October 2004, Emerging Issues Task Force Issue 03-1-1 was issued to delay the effective date of the measurement and recognition provisions of EITF Issue 03-1 until the proposed Financial Accounting Standards Board Staff Position, which provides guidance on the application of the provisions, is issued in final form. This delay, however, does not eliminate the need to recognize other-than-temporary impairment losses as required by applicable authoritative pronouncements. The Company does not believe that the application of EITF Issue 03-1 will have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This Statement eliminates the alternative intrinsic value method of accounting, according to APB Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing the cost of employee services received in share-based payment transactions. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. This Statement does not address the accounting for employee stock ownership plans. At this time, SFAS 123R has no effect on our consolidated financial statements.

Reclassifications
-----------------
Certain 2003 and 2002 amounts have been reclassified to conform with the December 31, 2004 presentation, and such reclassifications had no effect on 2003 and 2002 net income.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves against its respective transaction accounts and non-personal time deposits. At December 31, 2004 and December 31, 2003, the Bank maintained cash and liquid asset reserves of approximately $6.2 million and $5.3 million, respectively, and maintained $6.0 million in the Federal Reserve Bank for clearing purposes, as required.

NOTE 3.  INVESTMENT SECURITIES

The carrying and approximate fair values of investment securities at December 31, 2004 and 2003 are as follows:

                                                                    December 31, 2004
                                                     -----------------------------------------------
                                                                    Gross        Gross
                                                     Amortized   Unrealized   Unrealized     Fair
              (Dollars in Thousands)                   Cost         Gains       Losses       Value
                                                     ---------   ----------   ----------   ---------
AVAILABLE FOR SALE SECURITIES:
   Debt securities:
   U.S. Government and agency obligations            $  73,950     $ 201       $ (475)     $  73,676
   Mortgage-backed securities                           40,926        86         (418)        40,594
   Corporate debt securities                             3,498        65           --          3,563
   Obligations of state and political subdivisions       1,499        85           --          1,584
   Tax-exempt securities                                   560        --           --            560
   Foreign government securities                            75        --           --             75
                                                     ---------     -----       ------      ---------
      TOTAL DEBT SECURITIES                            120,508       437         (893)       120,052

   Equity securities:
   Marketable equity securities                            488        17           --            505
                                                     ---------     -----       ------      ---------
      TOTAL AVAILABLE FOR SALE SECURITIES            $ 120,996     $ 454       $ (893)     $ 120,557
                                                     =========     =====       ======      =========

                                                                  December 31, 2003
                                                     ----------------------------------------------
                                                                    Gross       Gross
                                                     Amortized   Unrealized   Unrealized    Fair
              (Dollars in Thousands)                    Cost        Gains       Losses      Value
                                                     ---------   ----------   ----------   --------
AVAILABLE FOR SALE SECURITIES:
   Debt securities:
   U.S. Government and agency obligations            $ 38,583     $   524      $   (108)   $ 38,999
   Mortgage-backed securities                          19,050          87          (773)     18,364
   Corporate debt securities                           15,540         911            --      16,451
   Obligations of state and political subdivisions      2,499          88            --       2,587
   Tax-exempt securities                                  630          --            --         630
   Foreign government securities                           75          --            --          75
                                                     --------     -------      --------    --------
      TOTAL DEBT SECURITIES                            76,377       1,610          (881)     77,106

   Equity securities:
   Marketable equity securities                           531          56            --         587
                                                     --------     -------      --------    --------
      TOTAL AVAILABLE FOR SALE SECURITIES              76,908       1,666          (881)     77,693
                                                     --------     -------      --------    --------
HELD TO MATURITY SECURITIES:
   Mortgage-backed securities                           1,728          --          (384)      1,344
                                                     --------     -------      --------    --------

      TOTAL INVESTMENT SECURITIES                    $ 78,636     $ 1,666      $ (1,265)   $ 79,037
                                                     ========     =======      ========    ========

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

The following tables present the Company's available for sale and held to maturity securities' gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

        (Dollars in Thousands)            Less Than 12 Months     12 Months Or More             Total
                                         ---------------------   --------------------   ---------------------
                                           Fair     Unrealized    Fair     Unrealized     Fair     Unrealized
December 31, 2004:                        Value       Loss        Value       Loss       Value        Loss
--------------------------------------   --------   ----------   -------   ----------   --------   ----------
U.S. Government and agency obligations   $ 51,335     $ 454      $   490     $  21      $ 51,825    $   475

Mortgage-backed securities                 23,716       259        4,530       159        28,246        418
                                         --------     -----      -------     -----      --------    -------

   TOTAL                                 $ 75,051     $ 713      $ 5,020     $ 180      $ 80,071    $   893
                                         ========     =====      =======     =====      ========    =======

        (Dollars in Thousands)            Less Than 12 Months     12 Months Or More             Total
                                         ---------------------   --------------------   ---------------------
                                           Fair     Unrealized    Fair     Unrealized     Fair     Unrealized
December 31, 2003:                        Value       Loss        Value       Loss       Value        Loss
--------------------------------------   --------   ----------   -------   ----------   --------   ----------
U.S. Government and agency obligations   $  8,351     $  84      $ 1,291     $  24      $  9,642    $   108

Mortgage-backed securities                 11,772       744        2,768       413        14,540      1,157
                                         --------     -----      -------     -----      --------    -------

   TOTAL                                 $ 20,123     $ 828      $ 4,059     $ 437      $ 24,182    $ 1,265
                                         ========     =====      =======     =====      ========    =======

At December 31, 2004 and 2003, unrealized losses on securities that have existed for a period of twelve months or more totaled $180,000 and $437,000, respectively. On this date, sixty-two debt securities with gross unrealized losses have aggregate depreciation of approximately 1% of the Company's amortized cost basis. Management believes that none of the unrealized losses on these securities are other than temporary because all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or government agencies and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

During 2004, a held to maturity security, with an amortized cost of $1.7 million, was sold after being downgraded by various credit agencies to below investment grade.

The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                               Available for Sale
                                              ---------------------
                                              Amortized     Fair
                 (Dollars in Thousands)          Cost       Value
                                              ---------   ---------

             Maturity:
                Within 1 year                 $  16,627   $  16,660
                After 1 but within 5 years       54,205      53,965
                After 5 but within 10 years       5,543       5,610
                After 10 years                    3,207       3,223
                                              ---------   ---------
                                                 79,582      79,458
             Mortgage-backed securities          40,926      40,594
                                              ---------   ---------

                                              $ 120,508   $ 120,052
                                              =========   =========

At December 31, 2004 and 2003, U.S. Treasury securities with a carrying value of $4.0 million and a fair value of $4.0 million and $4.1 million, respectively, were pledged to secure U.S. Treasury tax and loan payments and public deposits.

Proceeds from the sales of available for sale securities during the years ended December 31, 2004, 2003 and 2002 amounted to $22.8 million, $11.7 million and $10.0 million, respectively.

The following is a summary of realized gains and losses on the sale or write-down of securities for the years ended December 31, 2004, 2003 and 2002:

                                        Years Ended December 31,
                                        ------------------------
               (Dollars in Thousands)    2004     2003     2002
                                        ------   ------   ------

               Gross gains on sales     $  689   $  410   $  414
               Gross losses on sales      (855)    (215)    (323)
               Impairment charges           --      (74)    (349)
                                        ------   ------   ------

               NET GAIN (LOSS)          $ (166)  $  121   $ (258)
                                        ======   ======   ======

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

General
-------
The Company's lending activities are conducted principally in eastern Connecticut. The Company grants single-family and multi-family residential loans, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, residential developments and land development projects.

The Company has established credit policies applicable to each type of lending activity in which it engages. The Company evaluates the creditworthiness of each customer and, in most cases, extends credit of up to 80% of the market value of the collateral at the date of the credit extension, depending on the borrowers' creditworthiness and the type of collateral. The market value of collateral is monitored on an ongoing basis and additional collateral is obtained when warranted. Real estate is the primary form of collateral. Other important forms of collateral are time deposits and marketable securities. While collateral provides assurance as a secondary source of repayment, the Company ordinarily requires the primary source of repayment to be based on the borrower's ability to generate

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

continuing cash flows. The Company's policy for collateral requires that, generally, the amount of the loan may not exceed 95% of the original appraised value of the property. Private mortgage insurance or additional collateral is generally required for that portion of the loan in excess of 80% of the appraised value of the property.

Loan Portfolio
--------------
The composition of the Company's loan portfolio at December 31, 2004 and 2003 is as follows:

                    (Dollars in Thousands)                  December 31,
                                                       ---------------------
                                                         2004         2003
                                                       ---------   ---------
    Real estate loans:
          Residential - 1 to 4 family                  $ 252,180   $ 226,881
          Multi-family and commercial                     82,213      73,428
          Construction (1)                                35,773      20,652
                                                       ---------   ---------
       TOTAL REAL ESTATE LOANS                           370,166     320,961
                                                       ---------   ---------

    Commercial business loans                             59,123      50,746
                                                       ---------   ---------

    Consumer loans                                        21,125      17,518
                                                       ---------   ---------

       TOTAL LOANS                                       450,414     389,225

    Deferred loan origination costs, net of deferred
       fees                                                  743         387

    Allowance for loan losses                             (3,200)     (2,688)
                                                       ---------   ---------

       LOANS, NET                                      $ 447,957   $ 386,924
                                                       =========   =========

      ----------
      1) Net of undisbursed portion of $27.5 million and $15.2 million at December 31, 2004 and 2003, respectively.

Mortgage Servicing Rights
-------------------------
The Company services certain loans that it has sold with and without recourse to third parties and other loans for which the Company acquired the servicing rights. The aggregate of loans serviced for others approximated $50.5 million and $44.7 million at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company was liable under recourse provisions for loans sold by the Company of approximately $138,000 and $222,000, respectively.

The balance of capitalized servicing rights, included in other assets at December 31, 2004 and 2003 was $165,000 and $124,000, respectively. The fair value of the capitalized mortgage servicing rights approximated its carrying value for the periods presented. No impairment charges related to servicing rights were recognized during the years ended December 31, 2004, 2003 and 2002.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

A summary of the activity in the balances of capitalized mortgage servicing rights is as follows:

                                            Years Ended December 31,
                                            ------------------------
               (Dollars in Thousands)          2004          2003
                                            -----------   ----------
           BALANCE AT BEGINNING OF PERIOD      $ 124         $  --
           Additions                              65           124
           Amortization                          (24)           --
                                               -----         -----

           BALANCE AT END OF PERIOD            $ 165         $ 124
                                               =====         =====

Impaired and Nonaccrual Loans
-----------------------------
At December 31, 2004 and 2003, the unpaid principal balances of loans placed on nonaccrual status were approximately $944,000 and $1.3 million, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded approximately $56,000, $67,000 and $185,000 in additional interest income during the years ended December 31, 2004, 2003 and 2002, respectively.

The following information relates to impaired loans, which include all nonaccrual loans and restructured loans, as of and for the years ended December 31, 2004 and 2003.

                                (Dollars in Thousands)                                     December 31,
                                                                                         -----------------
                                                                                          2004      2003
                                                                                         -------   -------
Loans receivable for which there is a related allowance for credit losses determined:
   Based on discounted cash flows                                                        $    --   $    --
   Based on the fair value of collateral                                                      --        --
                                                                                         -------   -------
                                                                                         $    --   $    --
                                                                                         =======   =======

Loans receivable for which there is no related allowance for credit losses determined:
   Based on discounted cash flows                                                        $   139   $   685
   Based on the fair value of collateral                                                     887     1,068
                                                                                         -------   -------
                                                                                         $ 1,026   $ 1,753
                                                                                         =======   =======

Additional information related to impaired loans is as follows:

             (Dollars in Thousands)                  Years Ended December 31,
                                                   ---------------------------
                                                    2004      2003      2002
                                                   -------   -------   -------

   Average recorded investment in impaired loans   $ 1,487   $ 1,918   $ 2,191
                                                   =======   =======   =======

   Interest income recognized                      $     9   $    --   $    31
                                                   =======   =======   =======

   Cash interest received                          $    12   $    41   $    64
                                                   =======   =======   =======

No additional funds are committed to be advanced to those borrowers whose loans are impaired.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Allowance for Loan Losses
-------------------------

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                  Years Ended December 31,
                                                ----------------------------
             (Dollars in Thousands)               2004      2003       2002
                                                -------   --------   -------

   BALANCE AT BEGINNING OF YEAR                 $ 2,688   $  3,067   $ 2,861
   Provision for loan losses                        550      1,602       537
   Loans charged-off                                (75)    (2,113)     (406)
   Recoveries of loans previously charged-off        37        132        75
                                                -------   --------   -------

   BALANCE AT END OF YEAR                       $ 3,200   $  2,688   $ 3,067
                                                =======   ========   =======

Related Party Loans
-------------------

In the normal course of business, the Company grants loans to related parties. Related parties include officers, directors of the Company and its subsidiaries and their immediate family members and respective affiliates in which they have a controlling interest. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with customers, and did not involve more than the normal risk of collectibility. For the years ended December 31, 2004 and 2003, all related party loans were performing.

Changes in loans outstanding to such related parties during the years ended December 31, 2004 and 2003 are as follows:

                                           Years Ended December 31,
                                           ------------------------
               (Dollars in Thousands)          2004         2003
                                           -----------   ----------

            BALANCE AT BEGINNING OF YEAR    $  4,368      $ 4,207
            Additional loans                   1,295        2,174
            Repayments                        (1,111)      (1,765)
            Other (1)                           (168)        (248)
                                           -----------   ----------
            BALANCE AT END OF YEAR          $  4,384      $ 4,368
                                           ===========   ==========

      ----------
      (1) Represents the net amount of loans at the beginning of the period, to individuals who became, or ceased being, related parties during the period.

NOTE 5. OTHER REAL ESTATE OPERATIONS

A summary of other real estate operations for the years ended December 31, 2004, 2003 and 2002, is as follows:

                 (Dollars in Thousands)                     Years Ended December 31,
                                                            ------------------------
                                                             2004     2003     2002
                                                            ------   ------   ------
Net loss (gain) from sales or write-downs of other real
   estate owned                                              $  60    $ (15)   $ (32)

Rental expense (income) of holding other real estate, net      (49)      30       55
                                                            ------   ------   ------
EXPENSE FROM OTHER REAL ESTATE OPERATIONS, NET               $  11    $  15    $  23
                                                            ======   ======   ======

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 6.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

                                                           December 31,
                                                       ------------------
                  (Dollars in Thousands)                 2004       2003
                                                       --------   -------

      Land                                             $    207   $   207
      Buildings                                           6,604     6,440
      Furniture and equipment                             5,786     5,295
      Leasehold improvements                              2,512     2,486
      Construction in process                               160         2
                                                       --------   -------
                                                         15,269    14,430
      Less accumulated depreciation and amortization      8,683     7,755
                                                       --------   -------

      PREMISES AND EQUIPMENT, NET                      $  6,586   $ 6,675
                                                       ========   =======

Depreciation and amortization expense was $1.1 million, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

During 2004, the Company reduced the carrying value on a former branch facility to its estimated fair value and, as a result, recognized an impairment charge of $337,000 which is included in occupancy expense for the period ended December 31, 2004.

NOTE 7. CORE DEPOSIT INTANGIBLE

In 1998, the Bank acquired certain assets and assumed certain deposit liabilities of a bank located in Canterbury, Connecticut. In consideration of the assumption of approximately $8.1 million of deposit liabilities, the Bank received approximately $7.1 million in cash and other assets. The resulting core deposit premium intangible is being amortized over 10 years using the straight-line method. The net book value of this asset at December 31, 2004 and 2003 is as follows:

                                                  December 31,
                                                 -------------
                    (Dollars in Thousands)        2004    2003
                                                 -----   -----

                 Core deposit intangible         $ 973   $ 973
                 Less accumulated amortization     681     584
                                                 -----   -----

                 CORE DEPOSIT INTANGIBLE, NET    $ 292   $ 389
                                                 =====   =====

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Amortization expense was $97,000 for each of the years ended December 31, 2004, 2003 and 2002. Expected future amortization expense as of December 31, 2004 is as follows:

                                 (Dollars in Thousands)
                        2005 -           $  97
                        2006 -              97
                        2007 -              98
                                         -----
                                         $ 292
                                         =====

NOTE 8. DEPOSITS

A summary of deposit balances, by type, at December 31, 2004 and 2003 are as follows:

                                                     December 31,
                                                ---------------------
                (Dollars in Thousands)             2004        2003
                                                ---------   ---------

          Noninterest-bearing demand deposits   $  46,049   $  40,371

          Interest-bearing accounts:
             NOW and money market accounts        110,564     101,852
             Savings accounts                      92,588      87,625
             Certificates of deposit (1)          208,557     185,242
                                                ---------   ---------
             Total interest-bearing accounts      411,709     374,719
                                                ---------   ---------

          TOTAL DEPOSITS                        $ 457,758   $ 415,090
                                                =========   =========

      ----------
      (1) Includes brokered deposits of $5.0 million at December 31, 2004 and 2003 with a maturity date of December 24, 2007.

Certificates of deposit in denominations of $100,000 or more were approximately $51.3 million and $38.8 million at December 31, 2004 and 2003, respectively. Deposits in excess of $100,000 are not federally insured.

Contractual maturities of certificates of deposit as of December 31, 2004 and 2003 are summarized below.

                                                  December 31,
                                              ---------------------
                (Dollars in Thousands)          2004        2003
                                              ---------   ---------

            Within one year                   $  94,537   $  99,016
            After one year to two years          45,648      31,310
            After two years to three years       53,543      27,182
            After three years to four years       7,074      22,324
            Over four years                       7,755       5,410
                                              ---------   ---------

            TOTAL CERTIFICATES OF DEPOSIT     $ 208,557   $ 185,242
                                              =========   =========

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

A summary of interest expense by account type for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                            Years Ended December 31,
                                          ---------------------------
          (Dollars in Thousands)           2004       2003     2002
                                          -------   -------   -------

          NOW and money market accounts   $   384   $   424   $   685
          Savings accounts (1)                625       666     1,071
          Certificates of deposit (2)       5,337     5,507     6,724
                                          -------   -------   -------

          TOTAL                           $ 6,346   $ 6,597   $ 8,480
                                          =======   =======   =======

            ----------
            (1) Includes interest expense on mortgagors' and investors' escrow accounts.

            (2)   Includes interest expense on brokered deposits.

Related Party Deposits
----------------------
Deposit accounts of officers, directors and other related parties aggregated approximately $326,000 and $551,000 at December 31, 2004 and 2003, respectively.

NOTE 9. LONG-TERM DEBT

Federal Home Loan Bank Borrowings
---------------------------------
The Bank is a member of the Federal Home Loan Bank of Boston. At December 31, 2004 and 2003, the Bank had access to a pre-approved secured line of credit with the FHLB of $6.2 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLB Statement of Credit Policy. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2004 and 2003, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLB aggregated $72.7 million and $57.2 million at interest rates ranging from 1.87% to 5.84% and 1.89% to 5.84% at December 31, 2004 and 2003, respectively. At December 31, 2004, the weighted average interest rate on FHLB advances was 3.80%.

The Bank is required to maintain an investment in capital stock of the FHLB, as collateral, in an amount equal to a percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

Junior Subordinated Debt Owed to Unconsolidated Trust
-----------------------------------------------------
On March 25, 2002, SI Bancorp, MHC (formerly SI Bancorp, Inc.), formed SI Capital Trust I, which became its wholly-owned subsidiary when it purchased all of the Trust's common securities. The Trust has no independent assets or operations, and exists for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by SI Bancorp, MHC.

The Trust issued $7.0 million of trust preferred securities in 2002. Pursuant to FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" issued in December 2003, SI Bancorp, MHC deconsolidated the Trust at December 31, 2003. As a result, the statement of financial condition at December 31, 2004 and 2003 includes $7.2 million of junior subordinated debt, which was previously presented in the statement of financial condition as $7.0 million in trust preferred securities after a consolidation elimination entry of $217,000. The Company's investment in the Trust of $217,000 is included in other assets. The overall effect on the financial position and operating results of the Company as a result of the deconsolidation was not material. On September 24, 2004, all of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC. At that point, SI Capital Trust I became a wholly-owned subsidiary of the Company.

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders. The junior subordinated debentures, which bear interest at six-month LIBOR plus 3.70% (6.0%, 4.92% and 5.32% at December 31, 2004, 2003 and 2002, respectively), mature on April 22, 2032 and can be redeemed at the Company's option in 2007.

The trust securities also bear interest at six-month LIBOR plus 3.70%. The duration of the trust is 30 years; however, the trust securities are redeemable at par at the Trust's option in 2007.

The contractual maturities of long-term debt, by year, at December 31, 2004 is as follows:

                                          December 31, 2004
                                 --------------------------------------
        (Dollars in Thousands)       FHLB       Subordinated
                                 Advances (1)      Debt (2)     Total
                                 ------------   ------------   --------

        2005 (3)                   $ 21,732       $    --      $ 21,732
        2006 (3)                     15,486            --        15,486
        2007 (3)                     13,329            --        13,329
        2008 (3)                      8,127            --         8,127
        2009                          4,000            --         4,000
        Thereafter                   10,000         7,217        17,217
                                   --------       -------      --------

        TOTAL LONG-TERM DEBT       $ 72,674       $ 7,217      $ 79,891
                                   ========       =======      ========

      ----------
      (1)   Interest rates on the FHLB advances are fixed.

      (2) Interest rates on the junior subordinated debt are floating based on the six-month LIBOR plus 3.70%.

      (3) Includes amortizing advances that are being repaid in equal monthly payments of principal and interest.

NOTE 10. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2004, 2003 and 2002 are as follows:

               (Dollars in Thousands)              December 31,
                                            ---------------------------
                                             2004       2003      2002
                                            -------   -------   -------
        Current tax provision:
              Federal                       $ 1,477   $ 1,546   $ 1,857
              State                               1         1        --
                                            -------   -------   -------
           TOTAL CURRENT TAX PROVISION        1,478     1,547     1,857
                                            -------   -------   -------

        Deferred tax provision (benefit):
              Federal                          (959)     166       (270)
                                            -------   -------   -------
           TOTAL DEFERRED TAX PROVISION
              (BENEFIT)                        (959)     166       (270)
                                            -------   -------   -------

        TOTAL PROVISION FOR INCOME TAXES    $   519   $ 1,713   $ 1,587
                                            =======   =======   =======

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

A reconciliation of the anticipated income tax provision (computed by applying the Federal statutory income tax rate of 34% to income before income tax expense), to the provision for income taxes as reported in the statements of income is as follows:

               (Dollars in Thousands)                   December 31,
                                                  --------------------------
                                                   2004     2003      2002
                                                  ------   -------   -------

   Provision for income tax at statutory rate     $  614   $ 1,733   $ 1,587
   Increase (decrease) resulting from:
      Dividends received deduction                    (7)      (11)      (11)
      Bank-owned life insurance earnings credit     (103)      (88)       --
      Tax-exempt income                               (6)      (11)       (4)
      Nondeductible expenses                           6         6         4
      Other                                           15        84        11
                                                  ------   -------   -------
   TOTAL PROVISION FOR INCOME TAXES               $  519   $ 1,713   $ 1,587
                                                  ======   =======   =======

   EFFECTIVE TAX RATE                               28.7%     33.6%     34.0%
                                                  ======   =======   =======

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                   (Dollars in Thousands)               December 31,
                                                     -----------------
                                                       2004     2003
                                                     -------   -------

          Deferred tax assets:
             Allowance for loan losses               $ 1,088   $   914
             Core deposit intangible                     108       101
             Unrealized losses on securities             149        --
             Premises and equipment                      178       324
             Investment write-downs                       84        87
             Charitable contribution carry-forward       759        --
             Deferred compensation                       204        76
             Other                                       241        76
                                                     -------   -------
             TOTAL DEFERRED TAX ASSETS                 2,811   $ 1,578
                                                     -------   -------

          Deferred tax liabilities:
             Unrealized gains on securities               --       268
             Deferred loan costs                         759       703
             Other                                         8         6
                                                     -------   -------
             TOTAL DEFERRED TAX LIABILITIES              767       977
                                                     -------   -------

             DEFERRED TAX ASSET, NET                 $ 2,044   $   601
                                                     =======   =======

At December 31, 2004, the Company had a charitable contribution carry-forward for tax purposes, primarily related to the contribution of the Company's common stock to SI Financial Group Foundation, Inc., of approximately $2.2 million. The Company is permitted, under the Internal Revenue Code, to deduct only an amount equal to 10% of the Company's annual taxable income in any one year. We may utilize the excess contribution as a deduction over the subsequent five-year period following the contribution provided that we have

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

sufficient earnings. We estimate that all of the contribution will be deductible prior to the expiration of the carry-forward in the period ending December 31, 2009.

Retained earnings at December 31, 2004 and 2003 includes a contingency reserve for loan losses of approximately $3.7 million which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a Federal income tax liability could be incurred. It is not anticipated that the Company will incur a Federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.3 million at December 31, 2004 and 2003 have not been recognized.

Effective for taxable years commencing after December 31, 1998, financial services companies doing business in Connecticut are permitted to establish a "passive investment company" ("PIC") to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services companies from PICs are not taxable. In January 1999, the Bank established a PIC, as a wholly-owned subsidiary, and in June 2000, began to transfer a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company's interest income is now derived from the PIC, an entity whose net income is exempt from State of Connecticut taxes, and accordingly, state income taxes represent minimum state tax amounts.

The Bank's ability to continue to realize the tax benefits of the PIC is subject to the PIC continuing to comply with all statutory requirements related to the operations of the PIC.

NOTE 11. EMPLOYEE BENEFITS

Profit Sharing/401(k) Plan
--------------------------
The Bank's Profit Sharing and 401(k) Savings Plan (the "Plan") is a tax qualified defined contribution plan for the benefit of its eligible employees. The Bank's profit sharing contribution to the Plan is a discretionary amount authorized by the Board of Directors, based on the financial results of the Bank. An employee's share of the profit sharing contribution represents the ratio of the employee's salary to the total salary expense of the Bank. Contributions to the profit sharing plan were approximately $227,000, $303,000 and $246,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank's Plan also includes a 401(k) feature. An eligible employee may contribute up to a certain percentage of his/her compensation, and the Bank makes a matching contribution of 50% of the first 6% of the employee's compensation. Bank contributions were approximately $169,000, $146,000 and $179,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Group Term Replacement Plan
---------------------------
The Bank maintains the Group Term Replacement Plan for the purpose of providing a death benefit to executives designated by the Compensation Committee of the Board of Directors. The death benefits are funded through certain insurance policies, which are owned by the Bank on the lives of the participating executives. The Bank pays the life insurance premiums which fund the death benefits from its general assets and is the beneficiary of any death benefits exceeding any executive's maximum dollar amount specified in his or her split dollar endorsement policy. The maximum dollar amount of each executive's split dollar death benefit equals three times the executive's annual compensation less $50,000 pre-retirement and three times final annual compensation post-retirement not to exceed a specified dollar amount. For purposes of the plan, annual compensation includes an executive's base compensation, plus commissions and cash bonuses earned under the Bank's bonus plan. Participation in the plan ceases if an executive is terminated for cause or the executive terminates employment for reasons other than death, disability or retirement. If the Bank wishes to maintain the insurance after a participant's termination in the plan, the Bank will be the direct beneficiary of the entire death proceeds of the insurance policies.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Executive Supplemental Retirement Plan - Defined Benefit
--------------------------------------------------------
During the year ended December 31, 2003, the Company adopted unfunded supplemental defined-benefit retirement plans with its directors and members of senior management. This plan provides for supplemental retirement benefits to certain executives based upon average annual compensation and years of service. Entitlement of benefits commence upon the earlier of executive's termination of employment (other than for cause), at or after attaining age 65 or, depending on the executive, on the date when the executive's years of service and age total 80 or 78. Total expenses incurred under this plan for the years ended December 31, 2004 and 2003 were $282,000 and $215,000, respectively.

Director Deferred Fee Agreements
--------------------------------
During the year ended December 31, 2003, the Company adopted a deferred compensation plan that provides directors with the option of deferring their director fees until retirement. The liability related to this plan is being accrued over the participants' service periods and was $26,000 and $9,000 at December 31, 2004 and 2003, respectively. Fees charged to expense under these agreements amounted to $14,000 and $9,000 for the years ended December 31, 2004 and 2003, respectively. Interest expense associated with deferred fees totaled $3,000 and $0 for the years ended December 31, 2004 and 2003, respectively.

Supplemental Executive Retirement Plan
--------------------------------------
Effective January 2004, the Company adopted the Supplemental Executive Retirement Plan in an effort to provide restorative payments to executives, designated by the Board of Directors, who are prevented from receiving the full benefits of the Company's Profit Sharing and 401(k) Savings Plan and Employee Stock Ownership Plan. The supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control prior to the complete scheduled repayment of the ESOP loan. As of December 31, 2004, the President and Chief Executive Officer, Rheo A. Brouillard, has been designated by the Board of Directors to participate in the plan. Total expense incurred under this plan was $3,000 for the year ended December 31, 2004.

Employee Stock Ownership Plan
-----------------------------
In September 2004, in connection with the initial public offering, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. The ESOP purchased 492,499 shares of the Company's common shares. The transaction was financed from the proceeds of a $4.9 million loan from the Company with an initial interest rate of 4.75%. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP and dividends payable on the common stock held by the ESOP over the fifteen-year term of the loan. The loan is secured by the shares purchased by First Bankers Trust Services, Inc., the ESOP trustee, which are held in a suspense account for allocation among the participants as the loan is repaid. As the loan is repaid to the Company, shares will be released from collateral and will be allocated to the accounts of the participants.

The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP, as a reduction in shareholders' equity, in the statement of financial condition. During the period the ESOP shares are committed to be released, the Company will recognize compensation expense equal to the fair value of the ESOP shares, unearned common shares held by ESOP will be reduced by the cost of the ESOP shares and the differential between the fair value and the cost will be charged to additional paid-in capital. Only ESOP shares that have been allocated or committed to be released will be considered outstanding for earnings per share computations.

Shares are released as debt is repaid and common shares held by the ESOP are allocated among participants on the basis of compensation as of the year end before the allocation. Benefits become 100% vested upon completion of five years of service. Forfeitures of nonvested benefits will be reallocated among remaining participants in the same proportion as contributions.

Dividends on unallocated shares may be used by the ESOP to repay the debt to the Company and are not reported as dividends in the financial statements but as a reduction of debt or accrued interest payable if used for debt

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

service. Compensation expense is recognized if dividends on unallocated shares are paid or added to the accounts of participants. Dividends on allocated shares are charged to retained earnings.

At December 31, 2004, the Bank has repaid principal payments on the loan of $56,000 and committed to release 8,069 shares held in suspense for allocation to participants in 2005. As of December 31, 2004, the amount of unallocated common shares held in suspense totaled 484,430, with a fair value of $5.9 million, which represents a potential commitment of the Bank to the ESOP. Total compensation expense recognized in connection with the ESOP was $93,000 for the year ended December 31, 2004.

Bank-Owned Life Insurance
-------------------------
The Company has an investment in, and is the beneficiary of, life insurance policies on the lives of certain officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value of the policies, which is used to offset the costs of various benefit and retirement plans. These policies had aggregate cash surrender values of approximately $7.6 million and $7.3 million at December 31, 2004 and 2003, respectively. Income earned on these life insurance policies aggregated $303,000 and $258,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases
------
The Company leases certain of its branch offices and equipment under operating lease agreements that expire at various dates through 2025. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

Future minimum rental commitments under the terms of these leases, by year and in the aggregate, at December 31, 2004, are as follows:

                                    (Dollars in Thousands)

                       2005               $   786
                       2006                   792
                       2007                   578
                       2008                   426
                       2009                   409
                       Thereafter           3,483
                                          -------
                                          $ 6,474
                                          =======

Rental expense charged to operations for cancelable and noncancelable operating leases approximated $589,000, $576,000 and $556,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Subleases
---------
The Company subleases excess office space in its premises to various tenants under noncancelable operating leases, with terms ranging from two to five years. Future minimum lease payments receivable for noncancelable leases, by year and in the aggregate, at December 31, 2004, are as follows:

                                    (Dollars in Thousands)

                       2005                 $  71
                       2006                    57
                       2007                    51
                       2008                    28
                       2009                    19
                                            -----
                                            $ 226
                                            =====

Rental income under noncancelable leases approximated $51,000, $39,000 and $61,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal Matters
-------------
The Company is involved in various legal proceedings that have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company's financial condition or results of operations.

Other
-----
In 1998, the Bank became a limited partner in a Small Business Investment Corporation and made a commitment to make a capital investment of $1.0 million in the limited partnership. At December 31, 2004 and 2003, the Bank's remaining off-balance-sheet commitment for capital investment was approximately $194,000 and $307,000, respectively.

Also, the Bank has entered into agreements with certain customers whereby the Bank, on a nightly basis, transfers to a third party a portion of the customers' demand deposit account balance above a certain level. The balance of the amounts so transferred of approximately $17.7 million and $13.5 million at December 31, 2004 and 2003, respectively, has been derecognized and is not reflected in the statements of financial condition.

NOTE 13. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $27,000, $187,000 and $90,000, respectively, for insurance, supplies and advertising, to companies related to directors of the Company. In addition, the Company entered into an agreement to sublease real property to United Natural Foods, Inc., a company affiliated with one of the Company's directors, whereas United Natural Foods, Inc. shall pay the Company rental income totaling $128,000 over the five-year agreement. For the year ended December 31, 2004, the Company received rental income from United Natural Foods, Inc. of $6,000. Loans to related parties are discussed in Note 4 and related party deposits are discussed in Note 8.

SI Bancorp, MHC owns a majority of the Company's common stock and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in the best interest of all shareholders. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction, a second-step conversion transaction or defeat a shareholder nominee for election to the Board of Directors of the Company. The matters as to which

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited and include any proposal to implement a stock-based incentive plan.

NOTE 14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, customer default and the value of any existing collateral be determined as worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2004 and 2003 were as follows:

                  (Dollars in Thousands)                 December 31,
                                                     -------------------
                                                       2004       2003
                                                     --------   --------

        Commitments to extend credit:
           Future loan commitments (1)               $ 27,073   $ 22,224
           Undisbursed construction loans              27,527     15,193
           Undisbursed home equity lines of credit     19,351     15,577
           Undisbursed commercial lines of credit       8,433      7,360
           Overdraft protection lines                   1,060      1,012
        Standby letters of credit                         997        718
                                                     --------   --------
        TOTAL                                        $ 84,441   $ 62,084
                                                     ========   ========

      ----------
      (1) Includes fixed rate loan commitments of $10.2 million at interest rates ranging from 4.875% to 7.125% and $16.8 million at interest rates ranging from 4.375% to 7.0% at December 31, 2004 and 2003, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments generally expire as follows:

            o   Future loan commitments:                   90 days or less
            o   Undisbursed construction loans:            1 year or less
            o   Undisbursed home equity lines of credit:   5 years or less
            o   Undisbursed commercial lines of credit:    1 year or less
            o   Overdraft protection lines:                No expiration
            o   Standby letters of credit:                 12 to 24 months

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective July 1, 2003, which includes the Company's commitments to fund loans held for sale. As per Staff Accounting Bulletin No. 105, "Application of Accounting

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

Principles to Loan Commitments," the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

Effective January 1, 2003, newly issued or modified guarantees, that are not derivative contracts, are required to be recorded on the Company's consolidated statement of financial condition at their fair value at the date of inception. There was no liability related to such guarantees at December 31, 2004 and 2003. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property; accounts receivable; inventory; property, plant and equipment; deposits and securities.

At December 31, 2004 and 2003, the outstanding balance of loans sold with recourse was approximately $138,000 and $222,000, respectively. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower.

NOTE 15. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to total assets (as defined) and tangible capital to tangible assets. Management believes, as of December 31, 2004 and 2003, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the FDIC (the Bank's primary federal regulatory agency at the time) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and tangible equity ratios as set forth in the table below. There are no conditions or events since then that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios at December 31, 2004 and 2003 were:

The Savings Institute Bank and Trust Company at December 31, 2004:
------------------------------------------------------------------

                                                                                         To Be Well
                                                                     For Capital      Capitalized Under
                                                                      Adequacy        Prompt Corrective
      (Dollars in Thousands)                        Actual            Purposes        Action Provisions
                                               ----------------   ----------------   ------------------
                                                Amount    Ratio    Amount    Ratio    Amount    Ratio
                                               --------   -----   --------   -----   --------   -----
      Total Capital to Risk Weighted Assets    $ 63,459   18.03%  $ 28,157    8.00%  $ 35,196   10.00%
      Tier I Capital to Risk Weighted Assets     60,253   17.12     14,078    4.00     21,117    6.00
      Tier I Capital to Total Assets (1)         60,253    9.99     24,125    4.00     30,157    5.00
      Tangible Equity Ratio                      60,253    9.99      9,047    1.50        N/A     N/A

----------
      (1) Office of Thrift Supervision reporting requirement includes "Total Assets."

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

The Savings Institute Bank and Trust Company at December 31, 2003:
------------------------------------------------------------------

     (Dollars in Thousands)                                                               To Be Well
                                                                       For Capital     Capitalized Under
                                                                        Adequacy       Prompt Corrective
                                                       Actual           Purposes       Action Provisions
                                                -----------------   ----------------   ------------------
                                                 Amount    Ratio     Amount    Ratio    Amount    Ratio
                                                --------   ------   --------   -----   --------   -----
   Total Capital to Risk Weighted Assets        $ 37,529    12.45%  $ 24,115    8.00%  $ 30,144   10.00%
   Tier I Capital to Risk Weighted Assets         34,679    11.50     12,062    4.00     18,093    6.00
   Tier I Capital to Total Average Assets (1)     34,679     6.81     20,369    4.00     25,462    5.00

----------
      (1)   FDIC reporting requirement includes "Total Average Assets."

A reconciliation of the Company's total capital to the Bank's regulatory capital is as follows:

                                                                  December 31,
                                                              --------------------
          (Dollars in Thousands)                                2004        2003
                                                              ---------   --------
TOTAL CAPITAL PER FINANCIAL STATEMENTS                        $  80,809   $ 34,099

Holding company equity not available for regulatory capital     (20,555)     1,467
Accumulated losses (gains) on available for sale
   securities                                                       291       (486)
Intangible assets                                                  (292)      (389)
Disallowed servicing assets                                          --        (12)
                                                              ---------   --------
TOTAL TIER 1 CAPITAL                                             60,253     34,679
                                                              ---------   --------

Adjustments for total capital:
   Net unrealized gains on available for sale securities              6         25
   Allowance for loan and credit losses                           3,200      2,825
                                                              ---------   --------
TOTAL CAPITAL PER REGULATORY REPORTING                        $  63,459   $ 37,529
                                                              =========   ========

NOTE 16.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, for the years ended December 31, 2004 and 2003 is as follows:

                                                                     December 31, 2004
                                                           -------------------------------------
             (Dollars in Thousands)                        Before-Tax   Tax Benefit   Net of Tax
                                                             Amount      (Expense)      Amount
                                                           ----------   -----------   ----------
Unrealized holding losses arising during the period        $ (1,390)       $ 473        $ (917)
Reclassification adjustment for losses recognized in net
   income                                                       166          (56)          110
                                                           ----------      -----        ------

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE
   SECURITIES, NET OF TAXES                                $ (1,224)       $ 417        $ (807)
                                                           ========        =====        ======

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                    December 31, 2003
                                                           ------------------------------------
                                                           Before-Tax   Tax Benefit   Net of Tax
           (Dollars in Thousands)                            Amount      (Expense)      Amount
                                                           ----------   -----------   ----------
Unrealized holding losses arising during the period        $ (1,171)     $  397       $ (774)
Reclassification adjustment for gains recognized in net
   income                                                       121         (41)          80
                                                           --------      ------       ------

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE
   SECURITIES, NET OF TAXES                                $ (1,050)     $  356       $ (694)
                                                           ========      ======       ======

                                                                     December 31, 2002
                                                           -------------------------------------
                                                           Before-Tax   Tax Benefit   Net of Tax
           (Dollars in Thousands)                            Amount      (Expense)      Amount
                                                           ----------   -----------   ----------
Unrealized holding gains arising during the period           $ 515        $ (175)        $ 340
Reclassification adjustment for losses recognized in net
   income                                                      258           (88)          170
                                                             -----        ------         -----

UNREALIZED HOLDING GAINS ON AVAILABLE FOR SALE
   SECURITIES, NET OF TAXES                                  $ 773        $ (263)        $ 510
                                                             =====        ======         =====

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments" ("FAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 or 2003. The estimated fair value amounts for 2004 and 2003 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company's assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company's disclosures and those of other banks may not be meaningful.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

As of December 31, 2004 and 2003, the recorded book balances and estimated fair values of the Company's financial instruments were:

                                                         2004                   2003
                                                ---------------------   ---------------------
                                                Carrying      Fair       Carrying      Fair
           (Dollars in Thousands)                Amount       Value       Amount      Value
                                                ---------   ---------   ---------   ---------
Financial Assets:
-----------------
   Cash and due from banks                      $  21,647   $  21,647   $  20,336   $  20,336
   Interest-bearing deposits                        8,728       8,728       4,441       4,441
   Federal funds sold                                 400         400       4,800       4,800
   Available for sale securities                  120,557     120,557      77,693      77,693
   Held to maturity securities                         --          --       1,728       1,344
   Loans held for sale                                200         200          --          --
   Loans receivable, net                          447,957     446,026     386,924     397,260
   FHLB stock                                       4,313       4,313       2,858       2,858
   Accrued interest receivable                      2,638       2,638       2,238       2,238

Financial Liabilities:
----------------------
   Savings deposits                                92,588      92,588      87,625      87,625
   Demand deposits, negotiable orders of
      withdrawal and money market accounts        156,613     156,613     142,223     142,223
   Certificates of deposit                        208,557     210,294     185,242     187,094
   Mortgagors' and investors' escrow accounts       2,722       2,722       2,221       2,221
   Advances from FHLB                              72,674      72,602      57,168      58,590
   Subordinated debt                                7,217       7,217       7,217       7,217

Off-Balance Sheet Instruments
-----------------------------
Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2004 and 2003.

The Company assumes interest rate risk, which represents the risk that general interest rate levels will change, as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

NOTE 18. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be declared in a given calendar year is generally limited to the net income of the Bank for that year plus retained net income for the preceding two years.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

At December 31, 2004 and 2003, the Bank's retained earnings available for payment of dividends was $9.1 million and $7.9 million, respectively. Accordingly, $51.1 million and $27.7 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2004 and 2003, respectively.

In addition, the Company is further restricted, under its junior subordinated debt obligation, from paying dividends to its shareholders if the Company has deferred interest payments or has otherwise defaulted on its junior subordinated debt obligations.

Under federal regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specific obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect there of would cause the Bank's capital to be reduced below applicable minimum capital requirements.

At December 31, 2004, SI Bancorp, MHC owned $7.3 million shares of the Company's common stock, representing 58% of the total number of the Company's outstanding shares. Upon regulatory approval, SI Bancorp, MHC may seek to waive receipt of the dividends from the Company. As of December 31, 2004, the Company had not declared any dividends and SI Bancorp, MHC has not waived any dividends.

NOTE 19. SI FINANCIAL GROUP, INC. PARENT COMPANY ONLY FINANCIAL INFORMATION

   SI Financial Group, Inc.
   Condensed Statements of Financial Condition

                                                                December 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
   (Dollars in Thousands)

   Assets:
   Cash and due from banks                                  $ 10,878   $  3,215
   Available for sale securities                              10,499      2,036
   Investment in Savings Institute Bank and Trust Company     60,161     35,566
   Other assets                                                6,750        569
                                                            --------   --------
      TOTAL ASSETS                                          $ 88,288   $ 41,386
                                                            ========   ========

   Liabilities and Equity:
   Other liabilities                                           7,572      7,287
                                                            --------   --------
      TOTAL LIABILITIES                                        7,572      7,287
                                                            --------   --------

   Equity                                                     80,716     34,099
                                                            --------   --------

   TOTAL LIABILITIES AND EQUITY                             $ 88,288   $ 41,386
                                                            ========   ========

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

SI Financial Group, Inc.
Condensed Statements of Income

                                                               Years Ended December 31,
                                                               ------------------------
                                                                  2004          2003
                                                               ----------   -----------
(Dollars in Thousands)

Dividends from subsidiary                                       $      --    $    350
Interest and dividends on investments                                 141          94
Other income                                                          139          47
                                                                ---------    --------
   TOTAL INCOME                                                       280         491

Operating expenses                                                  2,957         412
                                                                ---------    --------
   INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY
      IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY                    (2,677)         79

Income tax benefit                                                    909          92
                                                                ---------    --------
                                                                   (1,768)        171

Equity in undistributed net income of subsidiary                    3,056       3,214
                                                                ---------    --------

   NET INCOME                                                   $   1,288    $  3,385
                                                                =========    ========

SI Financial Group, Inc.
Condensed Statements of Cash Flows

                                                               Years Ended December 31,
                                                               ------------------------
                                                                  2004          2003
                                                               ----------   -----------
(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   1,288    $  3,385
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed earnings of subsidiary               (3,056)     (3,214)
      Other, net                                                    1,562         (69)
                                                                ---------    --------
      CASH PROVIDED BY OPERATING ACTIVITIES                          (206)        102
                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available for sale securities                       (9,503)         --
   Proceeds from maturities of available for sale securities        1,000          --
   Investment in subsidiary                                       (32,108)     (1,000)
                                                                ---------    --------
      CASH PROVIDED BY INVESTING ACTIVITIES                       (40,611)     (1,000)
                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock offering                             48,480          --
                                                                ---------    --------
      CASH PROVIDED BY FINANCING ACTIVITIES                        48,480          --
                                                                ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             7,663        (898)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,215       4,113
                                                                ---------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  10,878    $  3,215
                                                                =========    ========

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

NOTE 20. QUARTERLY DATA (UNAUDITED)

(Dollars in Thousands,                             2004                                       2003
Except Share Amounts)          -------------------------------------------   -------------------------------------
                                Fourth     Third        Second      First     Fourth    Third     Second    First
                               Quarter   Quarter(1)   Quarter(2)   Quarter   Quarter   Quarter   Quarter   Quarter
                               -------   ----------   ----------   -------   -------   -------   -------   -------
Interest and dividend income   $ 7,766    $  7,151     $ 6,903     $ 6,783   $ 6,707   $ 7,142   $ 7,086   $ 6,995

Interest expense                 2,469       2,374       2,307       2,250     2,218     2,295     2,379     2,454
                               -------    --------     -------     -------   -------   -------   -------   -------

   NET INTEREST INCOME           5,297       4,777       4,596       4,533     4,489     4,847     4,707     4,541

Provision for loan losses          150         100         150         150       120       340       967       175
                               -------    --------     -------     -------   -------   -------   -------   -------

   NET INTEREST INCOME
      AFTER PROVISION FOR
      LOAN LOSSES                5,147       4,677       4,446       4,383     4,369     4,507     3,740     4,366

Noninterest income               1,127         754       1,069       1,235     1,162     1,143     1,201     1,216

Noninterest expenses             4,643       6,997       4,958       4,433     4,140     4,167     4,193     4,106
                               -------    --------     -------     -------   -------   -------   -------   -------

   INCOME (LOSS) BEFORE
      INCOME TAXES               1,631      (1,566)        557       1,185     1,391     1,483       748     1,476

Provision (benefit) for
   income taxes                    529        (556)        165         381       453       503       231       526
                               -------    --------     -------     -------   -------   -------   -------   -------

   NET INCOME (LOSS)           $ 1,102    $ (1,010)    $   392     $   804   $   938   $   980   $   517   $   950
                               =======    ========     =======     =======   =======   =======   =======   =======

NET INCOME PER COMMON
   SHARE:
   Basic                       $  0.09         N/A         N/A         N/A       N/A       N/A       N/A       N/A
   Diluted                     $  0.09         N/A         N/A         N/A       N/A       N/A       N/A       N/A

----------
(1) Noninterest expenses include a $2.5 million charitable contribution to SI Financial Group Foundation.

(2) Noninterest expenses include a $337,000 impairment charge for the reduction in carrying value of a former branch facility to its fair value.

NOTE 21. SUBSEQUENT EVENT

In February 2005, the Company reached an agreement with FTN Financial Capital Assets Corporation to sell $25.7 million of one- to four-family residential mortgage loans with servicing rights retained. The proceeds from the sale were not significantly different than the carrying value of the loans and the resulting gain and mortgage servicing asset will be recorded by the Company in the first quarter of 2005.