Form 10-Q
period 2005-03-31
SI Financial Group, Inc.
filed 2005-05-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 8, 2005, there were 12,563,750 shares of the Registrant’s Common Stock outstanding.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited / Dollars in Thousands, Except Share Amounts)	March 31, 2005	December 31, 2004
ASSETS:
Cash and due from banks:
Noninterest-bearing deposits and cash	$21,456	$21,647
Interest-bearing deposits	9,336	8,728
Federal funds sold	3,500	400

Cash and cash equivalents	34,292	30,775

Available for sale securities, at fair value	128,926	120,557
Loans held for sale	—	200
Loans receivable (net of allowance for loan losses of $3.4 million at March 31, 2005 and $3.2 million at December 31, 2004)	436,965	447,957
Accrued interest receivable	2,774	2,638
Federal Home Loan Bank Stock, at cost	4,490	4,313
Cash surrender value of bank-owned life insurance	7,633	7,561
Premises and equipment, net	7,075	6,586
Core deposit intangible	268	292
Deferred tax asset, net	2,596	2,044
Other assets	2,276	1,726

TOTAL ASSETS	$627,295	$624,649

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$46,620	$46,049
Interest-bearing	420,296	411,709

Total Deposits	466,916	457,758

Mortgagors’ and investors’ escrow accounts	1,315	2,722
Federal Home Loan Bank advances	67,494	72,674
Junior subordinated debt owed to unconsolidated trust	7,217	7,217
Accrued expenses and other liabilities	3,870	3,469

TOTAL LIABILITIES	546,812	543,840

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued and outstanding at March 31, 2005)	126	126
Additional paid-in capital	50,947	50,947
Unallocated common shares held by ESOP	(4,844)	(4,844)
Retained earnings	35,614	34,870
Accumulated other comprehensive loss	(1,360)	(290)

TOTAL STOCKHOLDERS’ EQUITY	80,483	80,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$627,295	$624,649

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited / Dollars in Thousands, Except Share Amounts)	Three Months Ended March 31,
	2005	2004
Interest and dividend income:
Loans, including fees	$6,623	$5,910
Investment securities:
Taxable	1,139	814
Tax-exempt	6	6
Dividends	50	25
Other	74	28

TOTAL INTEREST AND DIVIDEND INCOME	7,892	6,783

Interest expense:
Deposits	1,814	1,494
Federal Home Loan Bank advances	673	669
Subordinated debt	105	87

TOTAL INTEREST EXPENSE	2,592	2,250

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES	5,300	4,533

Provision for loan losses	105	150

NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES	5,195	4,383

Noninterest income:
Service fees	875	717
Wealth management fees	238	250
Increase in cash surrender value of bank-owned life insurance	72	86
Net gain on available for sale securities	20	184
Net gain (loss) on sale of loans	99	(25)
Other	23	23

TOTAL NONINTEREST INCOME	1,327	1,235

Noninterest expenses:
Salaries and employee benefits	2,779	2,282
Occupancy	597	583
Furniture and equipment	284	260
Computer services	312	256
Electronic banking fees	149	161
Outside professional services	263	195
Marketing	131	120
Supplies and printing	136	82
FDIC deposit insurance and regulatory assessment	49	24
Impairment charge – other asset	—	51
Other real estate operations	5	7
Other	489	412

TOTAL NONINTEREST EXPENSES	5,194	4,433

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - Continued

(Unaudited / Dollars in Thousands, Except Share Amounts)	Three Months Ended March 31,
	2005	2004
INCOME BEFORE INCOME TAX PROVISION	1,328	1,185

Income tax provision	426	381

NET INCOME	$902	$804

NET INCOME PER COMMON SHARE:
Basic	$0.07	N/A
Diluted	$0.07	N/A

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,079,320	N/A
Diluted	12,079,320	N/A

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held By ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Unaudited / Dollars in Thousands, Except Share Amounts)	Shares	Dollars
THREE MONTHS ENDED MARCH 31, 2004:

BALANCE AT DECEMBER 31, 2003	—	$—	$—	$—	$33,582	$517	$34,099

Comprehensive income:
Net income	—	—	—	—	804	—	804
Change in net unrealized gains on available for sale securities, net of taxes	—	—	—	—	—	176	176

Total comprehensive income	—	—	—	—	804	176	980

BALANCE AT MARCH 31, 2004	—	$—	$—	$—	$34,386	$693	$35,079

THREE MONTHS ENDED MARCH 31, 2005:

BALANCE AT DECEMBER 31, 2004	12,563,750	$126	$50,947	$(4,844)	$34,870	$(290)	$80,809

Cash dividend declared ($0.03 per share)	—	—	—	—	(158)	—	(158)

Comprehensive loss:
Net income	—	—	—	—	902	—	902
Change in net unrealized losses on available for sale securities, net of taxes	—	—	—	—	—	(1,070)	(1,070)

Total comprehensive loss	—	—	—	—	902	(1,070)	(168)

BALANCE AT MARCH 31, 2005	12,563,750	$126	$50,947	$(4,844)	$35,614	$(1,360)	$80,483

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited / Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$902	$804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	150
Amortization and accretion of investment premiums and discounts, net	35	35
Amortization and accretion of loan premiums and discounts, net	53	83
Depreciation and amortization of premises and equipment	295	271
Amortization of core deposit intangible	24	24
Amortization of deferred debt issuance costs	9	9
Amortization of mortgage servicing rights	13	—
Net gain on available for sale securities	(20)	(184)
Loans originated for sale	(28,782)	(4,471)
Proceeds from sale of loans	29,081	4,446
Net loss (gain) on sale of loans	(99)	25
Increase in cash surrender value of bank-owned life insurance	(72)	(86)
Impairment charge – other assets	—	51
Change in operating assets and liabilities:
Accrued interest receivable	(136)	(73)
Other assets	(572)	(317)
Accrued expenses and other liabilities	243	2,172

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,079	2,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(17,647)	(14,016)
Proceeds from sales of available for sale securities	—	2,840
Proceeds from maturities of and principal repayments on available for sale securities	7,641	7,888
Proceeds from maturities of and principal repayments on held to maturity securities	—	40
Net decrease (increase) in loans	10,834	(8,006)
Purchases of Federal Home Loan Bank stock	(177)	(492)
Purchases of bank premises and equipment	(784)	(115)

NET CASH USED IN INVESTING ACTIVITIES	(133)	(11,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,158	9,517
Net decrease in mortgagors’ and investors’ escrow accounts	(1,407)	(1,229)
Proceeds from Federal Home Loan Bank advances	4,000	11,000
Repayments of Federal Home Loan Bank advances	(9,180)	(3,171)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,571	16,117

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,517	7,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,775	29,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,292	$36,772

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,568	$2,311

Income taxes paid	$1	$1

See accompanying notes to unaudited interim consolidated financial statements.

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 6, 2004, SI Financial Group, Inc. (the “Company”), a federally-chartered mid-tier stock holding company, was formed. On that date, SI Bancorp, Inc., a Connecticut mutual holding company organized in 2000, converted from a state-chartered mutual holding company to a federally-chartered mutual holding company operating under the name SI Bancorp, MHC. In addition, Savings Institute Bank and Trust Company (the “Bank”), formerly operating under the name Savings Institute, completed its conversion from a state-chartered stock savings bank to a federally-chartered stock savings bank. SI Bancorp, Inc. transferred its ownership in all of the stock of Savings Institute Bank and Trust Company to SI Financial Group, Inc. in exchange for all of the outstanding shares of SI Financial Group, Inc. In addition, SI Financial Group, Inc. received all other assets and liabilities held by SI Bancorp, Inc., including $7.2 million of subordinated debt.

On September 30, 2004, the Company sold 5,025,500 shares of its common stock, representing 40% of the 12,563,750 shares outstanding, at $10.00 per share to eligible account holders and the Employee Stock Ownership Plan (“ESOP”) of the Bank in a subscription offering pursuant to a Plan of Reorganization and Minority Stock Issuance. SI Bancorp, MHC was issued 58% of the Company’s common stock. SI Bancorp, MHC does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

In connection with the offering, SI Financial Group, Inc. established SI Financial Group Foundation (the “Foundation”), a charitable foundation dedicated to community activities and the promotion of charitable causes in areas in which the Bank operates. The Foundation was funded on September 30, 2004 with a contribution of 2%, or 251,275 shares, of the Company’s common stock. This contribution resulted in the recognition of a $2.5 million expense, equal to the value of the common shares contributed by the Company (net of taxes), for the period ended December 31, 2004. The Company recognized an additional tax benefit of $68,000 as an increase to stockholders’ equity resulting from the higher tax basis of the contribution.

The Bank established an ESOP for the benefit of its eligible employees. The Bank borrowed the necessary funds from the Company to purchase 3.92%, or 492,499 shares, of the common shares issued and outstanding. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements under the ESOP.

The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full-range of banking services to consumer and commercial customers through its main office in Willimantic, Connecticut, and fourteen branches located in eastern Connecticut.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Savings Institute Bank and Trust Company, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2004 contained in the Company’s Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition, results of operation, changes in stockholders’ equity and cash flows as of and for the period covered herein have been included. All such adjustments are normal and recurring in nature. The results of operation for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the twelve months ending December 31, 2005.

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

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents (i.e. stock options) were issued during the period. The Company had no dilutive or anti-dilutive common shares outstanding for the three months ended March 31, 2005. Anti-dilutive shares are common stock equivalents (i.e. stock options) with weighted-average exercise prices in excess of the weighted-average market value for the period in question. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share.

	Three Months Ended March 31,
	2005	2004
Net Income	$902,000	$804,000

Weighted-average common shares outstanding	12,079,320	N/A

Net income per common share:
Basic	$0.07	N/A
Diluted	$0.07	N/A

Per common share data for the three months ended March 31, 2004 is not presented as the Company had no shares outstanding prior to the Company’s initial public offering on September 30, 2004.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). This Statement eliminates the alternative intrinsic value method of accounting, in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for recognizing the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. This Statement does not address the accounting for employee stock ownership plans. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding SFAS 123R and certain rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which would be January 1, 2006 for the Company. The provisions of SFAS 123R and SAB 107 do not have an impact on the Company’s results of operations at this time.

NOTE 4. INVESTMENT SECURITIES

The carrying and approximate fair values of investment securities at March 31, 2005 and December 31, 2004 are as follows:

March 31, 2005 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$83,271	$88	$(1,441)	$81,918
Mortgage-backed securities	38,526	33	(833)	37,726
Corporate debt securities	6,531	25	(11)	6,545
Obligations of state and political subdivisions	1,499	68	—	1,567
Tax-exempt securities	560	—	—	560
Foreign government securities	75	—	—	75

Total debt securities	130,462	214	(2,285)	128,391

Equity securities:
Marketable equity securities	524	11	—	535

TOTAL AVAILABLE FOR SALE SECURITIES	$130,986	$225	$(2,285)	$128,926

December 31, 2004 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$73,950	$201	$(475)	$73,676
Mortgage-backed securities	40,926	86	(418)	40,594
Corporate debt securities	3,498	65	—	3,563
Obligations of state and political subdivisions	1,499	85	—	1,584
Tax-exempt securities	560	—	—	560
Foreign government securities	75	—	—	75

Total debt securities	120,508	437	(893)	120,052

Equity securities:
Marketable equity securities	488	17	—	505

TOTAL AVAILABLE FOR SALE SECURITIES	$120,996	$454	$(893)	$120,557

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the periods ended March 31, 2005 and March 31, 2004 is as follows:

March 31, 2005 (Dollars in Thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(1,601)	$544	$(1,057)
Reclassification adjustment for gains recognized in net income	(20)	7	(13)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,621)	$551	$(1,070)

March 31, 2004 (Dollars in Thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains arising during the period	$450	$(153)	$297
Reclassification adjustment for gains recognized in net income	(184)	63	(121)

UNREALIZED HOLDING GAINS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$266	$(90)	$176

NOTE 6. DIVIDENDS

On March 16, 2005, the Company’s Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on April 29, 2005, to stockholders of record as of the close of business on April 8, 2005. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision (“OTS”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following analysis discusses changes in financial condition at March 31, 2005 and December 31, 2004 and results of operation for the three months ended March 31, 2005 and 2004 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and the impairment of long-lived assets to be our critical accounting policies.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on the Company’s historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans.

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

Impairment of Long-Lived Assets. The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and certain liabilities that it has assumed, at fair value. This may involve making estimates based on third party valuations, such as appraisals or internal valuations, based on discounted cash flow analyses or other valuation techniques. Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by the Company, are presumed to have a useful life. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible and long-lived assets. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expenses. Testing for impairment is a subjective process, the application of which could result in different evaluations of impairment.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Summary:

Assets. The Company’s total assets increased $2.6 million, or 0.4%, to $627.3 million at March 31, 2005, as compared to $624.6 million at December 31, 2004, primarily due to increases in available for sale securities and cash and cash equivalents, offset by a decrease in net loans receivable. Net loans receivable decreased $11.0 million, or 2.5%, to $437.0 million at March 31, 2005, reflecting the sale of $28.8 million of loans, of which $25.7 million were fixed-rate residential mortgage loans. As a result of the loan sale, cash and cash equivalents increased $3.5 million, or 11.4%. In addition, available for sale securities increased $8.4 million, or 6.9%, to $128.9 million, as a portion of the proceeds from the loan sale were invested in U.S. government and agency obligations and corporate debt securities.

Liabilities. Total liabilities increased $3.0 million, or 0.5%, from December 31, 2004 to March 31, 2005 primarily as a result of increases in deposits, offset by a decrease in FHLB advances. Deposits, including mortgagors’ and investors’ escrow accounts, increased $7.8 million, or 1.7%, to $468.2 million at March 31, 2005. The Company experienced increases in interest-bearing accounts due to competitive pricing and marketing efforts. FHLB advances decreased $5.2 million, or 7.1%, to $67.5 million at March 31, 2005 mainly as a result of the prepayment of two higher interest rate advances.

Equity. Total stockholders’ equity decreased $326,000 to $80.5 million at March 31, 2005. The decrease in equity was attributable to an increase in net unrealized holding losses on available for sale securities aggregating $1.1 million (net of taxes) and dividends declared of $158,000, offset by net income of $902,000 for the three months ended March 31, 2005.

Investment Activities:

At March 31, 2005, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities which amounted to $128.9 million, or 20.6% of assets. At December 31, 2004, the Company’s available for sale securities totaled $120.6 million, or 19.3% of assets. The increase in available for sale securities of $8.4 million, or 6.9%, was primarily due to the purchase of U.S. government and agency obligations and corporate debt securities with a majority of the bond durations of five years or less, partially offset by a decrease in mortgage-backed securities.

The net unrealized losses on available for sale securities, net of taxes, increased $1.1 million to $1.4 million for the three months ended March 31, 2005, primarily due to a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or government agencies and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Lending Activities:

General. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. At March 31, 2005 and December 31, 2004, loans held for sale were $0 and $200,000, respectively.

Loan Portfolio. At March 31, 2005, the Company’s loan portfolio, net, was $437.0 million, or 69.7% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$234,795	53.41%	$252,180	55.99%
Multi-family and commercial	87,141	19.82	82,213	18.25
Construction	35,525	8.08	35,773	7.94

Total real estate loans	357,461	81.31	370,166	82.18

Consumer loans:
Home equity	19,690	4.48	18,335	4.07
Other	2,880	0.66	2,790	0.62

Total consumer loans	22,570	5.14	21,125	4.69

Commercial business loans	59,568	13.55	59,123	13.13

TOTAL LOANS	439,599	100.00%	450,414	100.00%

Deferred loan origination costs, net of fees	742		743
Allowance for loan losses	(3,376)		(3,200)

LOANS, NET	$436,965		$447,957

The Company’s net loan portfolio decreased $11.0 million, or 2.5%, during the first three months of 2005 largely as a result of the sale of $28.8 million of loans, $25.7 million of which were fixed-rate residential mortgage loans, offset by strong loan originations, which increased 33.5% over the same quarter in 2004. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Residential mortgage loans decreased $17.4 million, or 6.9%, as a result of the aforementioned mortgage loan sale, despite an increase of $5.2 million of mortgage originations due to increased home purchases in the Company’s market area. Commercial loans, including commercial real estate and commercial business loans, increased $5.4 million, or 3.8%, due to the Company’s continued emphasis on the commercial market through the increase in its commercial lending division. Consumer loans increased $1.4 million, or 6.8%, as a result of an increase in home equity lines of credit. The Company’s level of loan closings was strong due to several factors, including promotional and sales activities, a strong housing market and a relatively stable local economy.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for losses inherent in the loan portfolio that are estimated to have occurred. The allowance is maintained through a provision for loan losses that is charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company evaluates the allowance for loan losses on a monthly basis.

The methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements:

•	Specific allowances for identified problem loans, including certain impaired or collateral-dependent loans. The loan portfolio is segregated first between loans that are on the Company’s “Managed Asset Report” and loans that are not. The Managed Asset Report includes: (1) loans that are sixty or more days delinquent, (2) loans with anticipated losses, (3) loans referred to attorneys for collection or in the process of foreclosure, (4) nonaccrual loans, (5) loans classified as “substandard,” “doubtful” or “loss” by either the Company’s internal classification system or by regulators during the course of their examination of the Company, and (6) troubled debt restructurings and other nonperforming loans.

The Managed Asset Committee, consisting of a number of the Company’s officers, will review each loan on the Managed Asset Report and may establish an individual reserve allocation on certain loans based on such factors as (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the Company’s collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

The Company also reviews and establishes, as needed, a specific allowance for certain identified non-homogeneous problem loans. In accordance with the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

•	General valuation allowance on certain identified problem loans. The Company establishes a general allowance for loans on the Managed Asset Report that do not have an individual allowance. The Company segregates these loans by loan category and assigns allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

•	General valuation allowance on the remainder of the loan portfolio. The Company establishes another general allowance for loans that are not on the Managed Asset Report to recognize the probable losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company’s historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Company’s primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated annually to ensure their relevance in the current economic environment.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004.

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004
BALANCE AT BEGINNING OF PERIOD	$3,200	$2,688

Provision for loan losses	105	150
Loans charged-off	—	(6)
Recoveries of loans previously charged-off	71	3

Net recoveries (charge-offs)	71	(3)

BALANCE AT END OF PERIOD	$3,376	$2,835

Allowance for loan losses to total loans	0.77%	0.71%
Allowance for loan losses to nonperforming loans	594.37%	207.39%

The OTS, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. The OTS may require the Company to make additional provisions for loan losses based on judgments different from that of the Company.

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established its allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Nonperforming Assets and Restructured Loans. When a loan becomes ninety days delinquent, the loan is placed on nonaccrual status, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on nonaccrual loans are applied to the outstanding principal and interest balance as determined at the time of collection of the loan.

The Company considers repossessed assets and loans that are ninety days or more past due to be nonperforming assets. Real estate that the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs or fair value at the date of the foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income as incurred.

The following table provides information with respect to the Company’s nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Nonaccrual loans:
Real estate loans	$561	$943
Commercial business loans	—	—
Consumer loans	7	1

Total nonaccrual loans	568	944

Real estate owned, net	—	—

TOTAL NONPERFORMING ASSETS	568	944

Troubled debt restructurings	75	76

TOTAL NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS	$643	$1,020

Total nonperforming loans to total loans	0.13%	0.21%
Total nonperforming loans to total assets	0.09%	0.15%
Total nonperforming assets and troubled debt restructurings to total assets	0.10%	0.16%

The decrease in nonaccrual loans is the result of one residential mortgage loan, which was not performing according to its loan terms at December 31, 2004, that was performing to terms at March 31, 2005.

Other than the loans disclosed in the above table, there were no additional loans at March 31, 2005 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Deposits:

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated.

(Dollars in Thousands)	March 31, 2005	December 31, 2004	Change
Noninterest-bearing demand deposits	$46,620	$46,049	$571
NOW and money market accounts	116,242	110,564	5,678
Savings accounts (1)	93,983	95,310	(1,327)
Certificates of deposit (2)	211,386	208,557	2,829

TOTAL DEPOSITS	$468,231	$460,480	$7,751

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $1.3 million and $2.7 million at March 31, 2005 and December 31, 2004, respectively.
(2)	Includes brokered deposits of $5.0 million at March 31, 2005 and December 31, 2004.

Deposits, including mortgagors’ and investors’ escrow accounts, increased $7.8 million, or 1.7%, to $468.2 million at March 31, 2005. Interest-bearing deposits increased $8.6 million, or 2.1%, primarily due to a promotion on individual retirement accounts, aggressive pricing on certificates of deposit to attract additional funds and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in the Company’s market area. The decrease in savings accounts of $1.3 million was due to a reduction in mortgagors’ escrow accounts as a result of periodic real estate tax disbursements processed during the first quarter of 2005.

Analysis of Net Interest Income

Average Balance Sheet. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest and dividend income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using average daily balances.

At or For The Three Months Ended March 31, (Dollars in Thousands)	2005			2004
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(2)	$447,836	$6,623	6.00%	$392,776	$5,910	6.05%
Investment securities (3)	125,110	1,197	3.88	83,490	847	4.08
Other interest-earning assets	12,980	74	2.31	11,916	28	0.95

TOTAL INTEREST-EARNING ASSETS	585,926	7,894	5.46	488,182	6,785	5.59

Noninterest-earning assets	39,000			35,731

TOTAL ASSETS	$624,926			$523,913

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$111,083	107	0.39	$101,865	87	0.34
Savings (4)	93,351	185	0.80	88,004	131	0.60
Certificates of deposit	210,516	1,522	2.93	188,363	1,276	2.72

Total interest-bearing deposits	414,950	1,814	1.77	378,232	1,494	1.59

FHLB advances	72,158	673	3.78	62,650	669	4.29
Subordinated debt	7,217	105	5.90	7,217	87	4.85

TOTAL INTEREST-BEARING LIABILITIES	494,325	2,592	2.13	448,099	2,250	2.02

Noninterest-bearing liabilities	49,549			41,109

TOTAL LIABILITIES	543,874			489,208

TOTAL STOCKHOLDERS’ EQUITY	81,052			34,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,926			$523,913

NET INTEREST-EARNING ASSETS	$91,601			$40,083

TAX EQUIVALENT NET INTEREST AND DIVIDEND INCOME (3)		5,302			4,535

TAX EQUIVALENT INTEREST RATE SPREAD (5)			3.33%			3.57%

TAX EQUIVALENT NET INTEREST MARGIN AS A PERCENTAGE OF INTEREST-EARNING ASSETS (6)			3.67%			3.74%

AVERAGE OF INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			118.53%			108.95%

LESS: TAX EQUIVALENT ADJUSTMENT (3)		(2)			(2)

NET INTEREST AND DIVIDEND INCOME PER STATEMENTS OF INCOME		$5,300			$4,533

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.
(5)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6)	Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have on the Company’s interest income and interest expense for the periods presented. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the rate and volume columns. For purposes of this table, changes attributable to both changes in rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

Three Months Ended March 31, 2005 Compared to March 31, 2004	Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$(356)	$1,069	$713
Investment securities (3)	(273)	623	350
Other interest-earning assets	43	3	46

TOTAL INTEREST-EARNING ASSETS	(586)	1,695	1,109

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	155	165	320
FHLB advances	(358)	362	4
Subordinated debt	18	—	18

TOTAL INTEREST-BEARING LIABILITIES	(185)	527	342

CHANGE IN NET INTEREST AND DIVIDEND INCOME (3)	$(401)	$1,168	$767

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operation for the Three Months Ended March 31, 2005 and 2004

General. The Company’s results of operation are dependent primarily on net interest income, which is the difference between the interest and dividend income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $902,000, an increase of $98,000, or 12.2%, for the three months ended March 31, 2005 compared to $804,000 for the three months ended March 31, 2004. The increase was primarily attributable to increases of $767,000 in net interest and dividend income and $92,000 in noninterest income and a decrease of $45,000 in the provision for loan losses, offset by an increase of $761,000 in noninterest expenses and an increase of $45,000 in the provision for income taxes. Net interest and dividend income rose in response to an increase in average interest-earning assets, offset by a decrease in the average yield on earning assets and an increase in the cost of funds.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 16.3%, to $7.9 million for the three months ended March 31, 2005 as a result of an increase in the volume of interest-earning assets from $488.2 million to $585.9 million, partially offset by a decrease in the average yield on interest-earning assets from 5.59% to 5.46%. Although the average yield declined 5 basis points in the first quarter of 2005 as a result of the lower interest rate environment, interest income on loans increased due to an increase in the average amount of loans outstanding of $55.1 million. Interest and dividend income from investment securities increased as a result of an increase of $41.6 million in the average balance, which more than offset the 20 basis point decrease in the average yield from 4.08% to 3.88%.

Interest Expense. Interest expense increased $342,000, or 15.2%, to $2.6 million compared to $2.3 million due primarily to increases in the average balance of interest-bearing deposit accounts and the average FHLB debt outstanding during the period, as well as an increase in the average yields paid on deposits. The average rate paid on interest-bearing deposit accounts increased 18 basis points from 1.59% to 1.77% due primarily to aggressive pricing on certificates of deposit. Additionally, the average yield on FHLB advances decreased from 4.29% to 3.78%, as a result of the prepayment of two higher interest rate advances, but increased on subordinated debt borrowings from 4.85% to 5.90% in the first quarter of 2005.

Provision for Loan Losses. The Company’s provision for loan losses decreased $45,000 to $105,000 for the three months ended March 31, 2005 from $150,000 for the three months ended March 31, 2004. Continued improvements in the real estate market has favorably impacted both the Company’s customers and the quality of the Company’s loan portfolio and improved asset quality. The lower interest rate market continues to positively affect the Company’s variable rate borrowers, resulting in lower payments on loans. The higher quality loan portfolio is evidenced by a reduction in nonperforming loans to $643,000 at March 31, 2005 compared to $1.0 million at December 31, 2004 and no charge-offs for the three months ended March 31, 2005 compared to $6,000 in charge-offs for the three months ended March 31, 2004.

Noninterest Income. Noninterest income increased $92,000, or 7.4%, to $1.3 million for the three months ended March 31, 2005 compared to $1.2 million for the same period in 2004. The following table shows the components of noninterest income and the dollar and percentage changes for the three months ended March 31, 2005 and 2004.

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004	Change
Service fees	$875	$717	$158
Wealth management fees	238	250	(12)
Increase in cash surrender value of bank-owned life insurance	72	86	(14)
Net gain on sale of securities	20	184	(164)
Net gain (loss) on sale of loans	99	(25)	124
Other	23	23	—

TOTAL NONINTEREST INCOME	$1,327	$1,235	$92

Service fees increased $158,000 as a result of the Bank’s new overdraft protection program, which commenced in the first quarter of 2005, as well as customers’ escalating use of the Bank’s electronic banking products. Wealth management fees decreased $12,000 due to a reduction in fees from the Bank’s insurance products, partly offset by increases in trust services fees. The decrease in the volume of securities sold, due to reduced market rates, contributed to lower realized gains on the sale of securities for the three months ended March 31, 2005. The realized gain of $20,000 on the sale of securities for the first quarter of 2005 represented the gain on a called security. Net gains on the sale of loans of $99,000 reflects the sale of $28.8 million of loans in the first quarter of 2005. A loss on the sale of loans of $25,000 was recognized for the same period of 2004.

Noninterest Expenses. Noninterest expenses increased $761,000, or 17.2%, for the three months ended March 31, 2005 compared to the same period of 2004. The following table shows the components of noninterest expenses and the dollar and percentage changes for the three months ended March 31, 2005 and 2004.

(Dollars in Thousands)	Three Months Ended March 31,
	2005	2004	Change
Salaries and employee benefits	$2,779	$2,282	$497
Occupancy	597	583	14
Furniture and equipment	284	260	24
Computer services	312	256	56
Electronic banking fees	149	161	(12)
Outside professional services	263	195	68
Marketing	131	120	11
Supplies and printing	136	82	54
FDIC deposit insurance and regulatory assessment	49	24	25
Impairment charge – other assets	—	51	(51)
Other real estate operations	5	7	(2)
Other	489	412	77

TOTAL NONINTEREST EXPENSES	$5,194	$4,433	$761

Salaries and related benefits and taxes increased $497,000 for the three months ended March 31, 2005 over the same quarter of the prior year as the Company increased staffing levels related to the expansion of branch facilities and the commercial lending division, as well as normal wage increases. Computer services expense increased $56,000 related to additional user licenses and general cost increases. Outside professional services, which primarily include legal and auditing services, reflects an increase of $68,000 for the three months ended March 31, 2005 compared to March 31, 2004 attributable to auditing costs associated with the Company’s public reporting requirements. Supplies and printing increased $54,000 mainly as a result of printing costs incurred in connection with the annual report and customer mailings. The first quarter of 2004 included a $51,000 impairment charge to reduce the carrying value of the Company’s investment in a Small Business Investment Company (“SBIC”) limited partnership. The increase in other noninterest expenses of $77,000 includes a charge of $61,000 for prepayment penalties related to the pay-off of two FHLB advances with higher interest rates.

Income Tax Provision. The Company’s income tax expense increased $45,000 to $426,000 for the three months ended March 31, 2005 compared to $381,000 for the three months ended March 31, 2004 as a result of higher taxable income. The effective tax rate for the three months ended March 31, 2005 and March 31, 2004 was 32.1% and 32.2%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The Company’s policy is to maintain liquid assets less short-term liabilities within a range of 12.5% to 20.0% of total assets. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term U.S. government and agency obligations.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $34.3 million, which included interest-bearing deposits of $12.8 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $128.9 million at

March 31, 2005. In addition, at March 31, 2005, the Company had the ability to borrow a total of approximately $177.0 million from the FHLB, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $67.5 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

At March 31, 2005, the Company had $91.1 million in loan commitments outstanding, which included $30.5 million in undisbursed construction loans, $20.1 million in unused home equity lines of credit, $7.8 million in commercial lines of credit and $830,000 in standby letters of credit. Certificates of deposit due within one year of March 31, 2005 totaled $20.5 million, or 4.4%, of total deposits (including mortgagors’ and investors’ escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit in the current interest rate environment. If these maturing certificates of deposit do not remain with the Company, it will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit. Additionally, the Company maintains a shorter duration in its securities portfolio to provide necessary liquidity to compensate for any deposit outflows. The Company believes, based on past experience that a significant portion of the Company’s certificates of deposit will remain with it. The Company has the ability to attract and retain deposits by favorably adjusting the interest rates offered to its customers.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2005, the Company originated $37.2 million of loans and purchased $17.6 million of securities. For the twelve months ended December 31, 2004, the Company originated $178.4 million of loans and purchased $90.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and FHLB advances. Historically, liquidity needed to fund asset growth has been provided through deposits, FHLB borrowings and raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $7.8 million, $43.2 million and $19.0 million for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a decrease of $5.2 million in FHLB advances for the three months ended March 31, 2005 because of the repayment of two higher rate advances. The Company had increases of $15.5 million and $13.3 million in FHLB advances for the years ended December 31, 2004 and 2003, respectively.

The Company’s initial stock offering increased its capital and liquidity. However, over time, the Company’s liquidity will be reduced as net proceeds from the stock offering are deployed. The Company’s financial condition and results of operation will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on the Company’s return on equity. In the future, the Company may continue to utilize capital management tools such as cash dividends and common share repurchases. However, under OTS regulations, the Company will not be allowed to repurchase any shares during the first year following the offering, except to fund restricted stock awards under any stock-based benefit plans, unless the Company receives regulatory approval due to extraordinary circumstances.

Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. As a savings and loan holding company regulated by the OTS, the Company is not subject to any separate regulatory capital requirements.

At March 31, 2005 and December 31, 2004, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2005 and December 31, 2004.

March 31, 2005 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$64,572	18.17%	$28,430	8.00%	$35,538	10.00%
Tier I Capital to Risk Weighted Assets	61,189	17.22	14,213	4.00	21,320	6.00
Tier I Capital to Total Assets	61,189	10.11	24,209	4.00	30,262	5.00
Tangible Equity Ratio	61,189	10.11	9,078	1.50	N/A	N/A

December 31, 2004 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$63,459	18.03%	$28,157	8.00%	$35,196	10.00%
Tier I Capital to Risk Weighted Assets	60,253	17.12	14,078	4.00	21,117	6.00
Tier I Capital to Total Assets	60,253	9.99	24,125	4.00	30,157	5.00
Tangible Equity Ratio	60,253	9.99	9,047	1.50	N/A	N/A

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2005 and December 31, 2004 are as follows:

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Commitments to extend credit: (1)
Future loan commitments (2)	$30,858	$27,073
Undisbursed construction loans	30,515	27,527
Undisbursed home equity lines of credit	20,050	19,351
Undisbursed commercial lines of credit	7,797	8,433
Overdraft protection lines	1,097	1,060
Standby letters of credit (3)	830	997

TOTAL COMMITMENTS	$91,147	$84,441

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Includes fixed-rate loan commitments of $7.1 million at interest rates ranging from 3.40% to 7.25% and $10.2 million at interest rates ranging from 4.875% to 7.125% at March 31, 2005 and December 31, 2004, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a SBIC and made a commitment to make a capital investment of $1.0 million in the limited partnership. At March 31, 2005 and December 31, 2004, the Bank’s remaining off-balance sheet commitment for capital investment in the SBIC was approximately $194,000.

In 2004, the Bank established an ESOP for the benefit of its eligible employees. At December 31, 2004, the Bank had repaid principal payments on the loan to the ESOP of $56,000 and released 8,069 shares held in a suspense account for allocation to participants. As of March 31, 2005, the amount of unallocated common shares held in the suspense account totaled 484,430, with a fair value of $5.3 million, which represents a potential commitment of the Bank to the ESOP.

For the three months ended March 31, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings. To reduce the potential volatility of earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company originates adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company offers fixed-rate mortgage loans with maturities of fifteen years. This product enables the Company to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more long-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, the Company also has used investment securities with terms of three years or less, longer-term borrowings from the FHLB and a four-year $5.0 million brokered deposit to help manage interest rate risk. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Quantitative Aspects of Market Risk

The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company’s goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on net interest and dividend income.

Income Simulation Analysis. Interest income simulations are completed quarterly and presented to the Company’s Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest and dividend income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of the Company’s interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect that changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest and dividend income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2005 and at December 31, 2004 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% and 18% in a flat interest rate environment, between 6% and 15% in an increasing interest rate environment and between 18% and 30% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 24% in a flat interest rate environment, between 5% and 18% in a rising rate environment and between 6% and 39% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest and dividend income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 300 basis points. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s current assumption is 150 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of March 31, 2005 and December 31, 2004, the Company’s estimated exposure as a percentage of estimated net interest margin for the twelve-month and twenty-four month periods are as follows:

March 31, 2005:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(5.68)%	(7.20)%
100 basis point increase in rates	(1.70)%	(1.27)%
150 basis point decrease in rates	(5.08)%	(7.29)%

December 31, 2004:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(9.95)%	(12.57)%
100 basis point increase in rates	(3.20)%	(4.25)%
100 basis point decrease in rates	(3.70)%	(6.35)%

As of March 31, 2005, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four month periods if interest rate increased 100 or 300 basis points or if interest rates decreased 150 basis points. Using net interest and dividend income for the quarter ended March 31, 2005, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $140,000, assuming a 34% income tax rate.

As of December 31, 2004, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four month periods if interest rates rose by 100 or 300 basis points or if interest rates decreased 100 basis points. Using net interest and dividend income for the quarter ended December 31, 2004, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $140,000, assuming a 34% income tax rate.

For both the twelve and twenty-four month periods, the effect on net interest and dividend income has improved, in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 300 basis points at March 31, 2005 compared to December 31, 2004, as a result of the Company’s strategy to better position the balance sheet for the eventual rise in market interest rates primarily through the sale of fixed-rate residential mortgages.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to our business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (1)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333- 116381.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

May 13, 2005	By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

May 13, 2005	By:	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer
and Chief Financial Officer
(principal financial and accounting officer)