Form 10-Q
period 2005-06-30
SI Financial Group, Inc.
filed 2005-08-10
CIK 1292580

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from              to
                                     ------------     ------------

                         Commission File Number: 0-50801

                                -------------------

                            SI FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                -------------------

        United States                                    84-1655232
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


803 Main Street, Willimantic, Connecticut                 06226
(Address of principal executive offices)                (Zip Code)

                                 (860) 423-4581
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                -------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

      As of July 28, 2005, there were 12,563,750 shares of the Registrant's common stock outstanding.

================================================================================

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements of SI Financial Group, Inc. and
           Subsidiaries (unaudited):

           Consolidated Statements of Financial Condition at June 30, 2005
           and December 31, 2004                                                        1

           Consolidated Statements of Income for the three months and six months
           ended June 30, 2005 and 2004                                                 2

           Consolidated Statements of Changes in Stockholders' Equity for the
           six months ended June 30, 2005 and 2004                                      4

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2005 and 2004                                                       5

           Notes to Consolidated Financial Statements                                   7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                        12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   26

Item 4.    Controls and Procedures                                                      28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                            28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                  28

Item 3.    Defaults Upon Senior Securities                                              28

Item 4.    Submission of Matters to a Vote of Security Holders                          28

Item 5.    Other Information                                                            29

Item 6.    Exhibits                                                                     29

SIGNATURES                                                                              30


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
------------------------------

                         SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands, Except Share Amounts)                    June 30,  December 31,
                                                                              2005        2004
-------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks:
     Noninterest-bearing deposits and cash                                 $  18,860    $  21,647
     Interest-bearing deposits                                                 8,446        8,728
Federal funds sold                                                             3,500          400
-------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                           30,806       30,775

Available for sale securities, at fair value                                 124,299      120,557
Loans held for sale                                                               --          200
Loans receivable (net of allowance for loan losses of $3.5 million at
     June 30, 2005 and $3.2 million at December 31, 2004)                    474,241      447,957
Accrued interest receivable                                                    3,037        2,638
Federal Home Loan Bank Stock, at cost                                          4,969        4,313
Cash surrender value of bank-owned life insurance                              7,698        7,561
Premises and equipment, net                                                    8,075        6,586
Deferred tax asset, net                                                        2,248        2,044
Other assets                                                                   2,562        2,018
-------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                     $ 657,935    $ 624,649
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Deposits:
     Noninterest-bearing                                                   $  51,558    $  46,049
     Interest-bearing                                                        433,138      411,709
-------------------------------------------------------------------------------------------------
          Total deposits                                                     484,696      457,758

Mortgagors' and investors' escrow accounts                                     1,596        2,722
Federal Home Loan Bank advances                                               79,312       72,674
Junior subordinated debt owed to unconsolidated trust                          7,217        7,217
Accrued expenses and other liabilities                                         3,334        3,469
-------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                  576,155      543,840
-------------------------------------------------------------------------------------------------

Stockholders' Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; no shares
     issued and outstanding)                                                      --           --
Common stock ($.01 par value; 75,000,000 shares authorized;
     12,563,750 shares issued and outstanding at June 30, 2005 and
     December 31, 2004)                                                          126          126
Additional paid-in capital                                                    53,286       50,947
Unallocated common shares held by ESOP                                        (4,844)      (4,844)
Unearned restricted shares                                                    (2,425)          --
Retained earnings                                                             36,275       34,870
Accumulated other comprehensive loss                                            (638)        (290)
-------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                          81,780       80,809
-------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 657,935    $ 624,649
=================================================================================================

See accompanying notes to unaudited interim consolidated financial statements.


                                 SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands, Except Share Amounts)         Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                  2005       2004       2005       2004
---------------------------------------------------------------------------------------------------------
Interest and dividend income:
     Loans, including fees                                      $  6,803   $  5,955   $ 13,426   $ 11,865
     Investment securities:
          Taxable                                                  1,243        878      2,382      1,692
          Tax-exempt                                                   5          6         11         12
          Dividends                                                   57         29        107         54
     Other                                                            84         35        158         63
---------------------------------------------------------------------------------------------------------
          TOTAL INTEREST AND DIVIDEND INCOME                       8,192      6,903     16,084     13,686
---------------------------------------------------------------------------------------------------------

Interest expense:
     Deposits                                                      2,006      1,539      3,820      3,033
     Federal Home Loan Bank advances                                 696        679      1,369      1,348
     Subordinated debt                                               122         89        227        176
---------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                                   2,824      2,307      5,416      4,557
---------------------------------------------------------------------------------------------------------

          NET INTEREST AND DIVIDEND INCOME BEFORE
               PROVISION FOR LOAN LOSSES                           5,368      4,596     10,668      9,129

Provision for loan losses                                            130        150        235        300
---------------------------------------------------------------------------------------------------------

          NET INTEREST AND DIVIDEND INCOME AFTER
               PROVISION FOR LOAN LOSSES                           5,238      4,446     10,433      8,829
---------------------------------------------------------------------------------------------------------

Noninterest income:
     Service fees                                                  1,133        730      2,008      1,447
     Wealth management fees                                          274        237        512        487
     Increase in cash surrender value of bank-owned life
          insurance                                                   65         73        137        159
     Net gain on available for sale securities                        15          2         35        186
     Net gain (loss) on sale of loans                                 48          5        147        (20)
     Other                                                            94         22        117         45
---------------------------------------------------------------------------------------------------------
          TOTAL NONINTEREST INCOME                                 1,629      1,069      2,956      2,304
---------------------------------------------------------------------------------------------------------

Noninterest expenses:
     Salaries and employee benefits                                3,094      2,554      5,873      4,836
     Occupancy and equipment                                         916      1,113      1,797      1,956
     Computer and electronic banking services                        425        423        886        840
     Outside professional services                                   397        184        660        379
     Marketing                                                       184        101        315        221
     Impairment charge - other asset                                  --         --         --         51
     Other real estate operations                                      1         78          6         85
     Other                                                           594        505      1,268      1,023
---------------------------------------------------------------------------------------------------------
          TOTAL NONINTEREST EXPENSES                               5,611      4,958     10,805      9,391
---------------------------------------------------------------------------------------------------------

          INCOME BEFORE INCOME TAX PROVISION                       1,256        557      2,584      1,742

Income tax provision                                                 411        165        837        546
---------------------------------------------------------------------------------------------------------

          NET INCOME                                            $    845   $    392   $  1,747   $  1,196
=========================================================================================================

See accompanying notes to unaudited interim consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - Continued

---------------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands,            Three Months Ended      Six Months Ended
 Except Share Amounts)                              June 30,               June 30,
                                                2005         2004        2005      2004
---------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
     Basic                                    $   0.07        N/A     $     0.14    N/A
     Diluted                                  $   0.07        N/A     $     0.14    N/A

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                    12,087,104      N/A     12,083,278    N/A
     Diluted                                  12,095,709      N/A     12,093,218    N/A



See accompanying notes to unaudited interim consolidated financial statements.

                                         SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          SIX MONTHS ENDED JUNE 30, 2005 AND 2004

------------------------------------------------------------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands,
Except Share Amounts)                                                     Unallocated                         Accumulated    Total
                                           Common Stock      Additional     Common     Unearned                 Other       Stock-
                                           ------------        Paid-in    Shares Held Restricted  Retained  Comprehensive   holders'
                                         Shares     Dollars    Capital      By ESOP     Shares    Earnings   Income (Loss)   Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                   --   $     --   $     --   $     --    $     --    $ 33,582    $    517     $ 34,099

Comprehensive income:
     Net income                                --         --         --         --          --       1,196          --        1,196
     Change in net unrealized
          losses on available for sale
          securities, net of taxes             --         --         --         --          --          --        (802)        (802)
------------------------------------------------------------------------------------------------------------------------------------
          Total comprehensive income           --         --         --         --          --       1,196        (802)         394
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004                       --   $     --   $     --   $     --    $     --    $ 34,778    $   (285)    $ 34,493
====================================================================================================================================

BALANCE AT DECEMBER 31, 2004           12,563,750   $    126   $ 50,947   $ (4,844)   $     --    $ 34,870    $   (290)     $ 80,809

Cash dividend declared ($0.03
     per share)                                --         --         --         --          --        (317)         --         (317)

Restricted stock activity                      --         --      2,305         --      (2,487)        (25)         --         (207)

Equity incentive plan shares
     earned                                    --         --         34         --          62          --          --           96

Comprehensive income:
     Net income                                --         --         --         --          --       1,747          --        1,747
     Change in net unrealized
          losses on  available for sale
          securities, net of taxes             --         --         --         --          --          --        (348)        (348)
------------------------------------------------------------------------------------------------------------------------------------
          Total comprehensive income           --         --         --         --          --       1,747        (348)       1,399
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2005               12,563,750   $    126   $ 53,286   $ (4,844)   $ (2,425)   $ 36,275    $   (638)     $ 81,780
====================================================================================================================================

See accompanying notes to unaudited interim consolidated financial statements.

                               SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands)                                               Six Months Ended June 30,
                                                                                       2005        2004
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  1,747    $  1,196
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            235         300
     Employee stock ownership plan expense                                                180          --
     Equity incentive plan expense                                                         96          --
     Amortization and accretion of investment premiums and discounts, net                  43          61
     Amortization and accretion of loan premiums and discounts, net                       110         170
     Depreciation and amortization of premises and equipment                              613         549
     Amortization of core deposit intangible                                               49          49
     Amortization of deferred debt issuance costs                                          18          18
     Amortization of mortgage servicing rights                                             29          --
     Net gain on available for sale securities                                            (35)       (186)
     Deferred income taxes                                                                (24)         --
     Loans originated for sale                                                        (31,562)     (5,300)
     Proceeds from sale of loans                                                       31,909       5,280
     Net loss (gain) on sale of loans                                                    (147)         20
     Net gain on sale of bank premises and equipment                                      (72)         --
     Write-down of other real estate owned                                                 --          60
     Increase in cash surrender value of bank-owned life insurance                       (137)       (159)
     Impairment charge - long-lived assets                                                 --         337
     Impairment charge - other assets                                                      --          51
     Change in operating assets and liabilities:
          Accrued interest receivable                                                    (399)       (140)
          Other assets                                                                   (640)       (344)
          Accrued expenses and other liabilities                                         (474)      1,825
---------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,539       3,787
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities                                       (18,719)    (33,673)
     Proceeds from sales of available for sale securities                                  48       4,992
     Proceeds from maturities of and principal repayments on
          available for sale securities                                                14,393      13,349
     Proceeds from maturities of and principal repayments on held to
          maturity securities                                                              --          84
     Net increase in loans                                                            (26,629)    (20,834)
     Purchases of Federal Home Loan Bank stock                                           (656)     (1,102)
     Proceeds from sale of bank premises and equipment                                    226          --
     Purchases of bank premises and equipment                                          (2,256)       (395)
---------------------------------------------------------------------------------------------------------
     NET CASH USED IN INVESTING ACTIVITIES                                            (33,593)    (37,579)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                          26,938      26,985
     Net increase (decrease) in mortgagors' and investors' escrow accounts             (1,126)        202
     Proceeds from Federal Home Loan Bank advances                                     19,943      11,000
     Repayments of Federal Home Loan Bank advances                                    (13,305)     (3,343)
     Cash dividends paid                                                                 (158)         --
     Purchase common stock for equity incentive plan                                     (207)         --
---------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         32,085      34,844
---------------------------------------------------------------------------------------------------------




                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


----------------------------------------------------------------------------------
(Unaudited / Dollars in Thousands)                        Six Months Ended June 30,
                                                               2005         2004
----------------------------------------------------------------------------------
     NET CHANGE IN CASH AND CASH EQUIVALENTS                       31        1,052
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          30,775       29,577
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $30,806      $30,629
==================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------
     Interest paid                                            $ 5,378      $ 4,584
==================================================================================
     Income taxes paid                                        $ 1,001      $   721
==================================================================================


See accompanying notes to unaudited interim consolidated financial statements.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004 AND DECEMBER 31, 2004
================================================================================

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
On August 6, 2004, SI Financial Group, Inc. (the "Company"), a federally-chartered mid-tier stock holding company, was formed. On that date, SI Bancorp, Inc., a Connecticut mutual holding company organized in 2000, converted from a state-chartered mutual holding company to a federally-chartered mutual holding company operating under the name SI Bancorp, MHC. In addition, Savings Institute Bank and Trust Company (the "Bank"), formerly operating under the name Savings Institute, completed its conversion from a state-chartered stock savings bank to a federally-chartered stock savings bank. SI Bancorp, Inc. transferred its ownership in all of the stock of Savings Institute Bank and Trust Company to SI Financial Group, Inc. in exchange for all of the outstanding shares of SI Financial Group, Inc. In addition, SI Financial Group, Inc. received all other assets and liabilities held by SI Bancorp, Inc., including $7.2 million of subordinated debt.

On September 30, 2004, the Company sold 5,025,500 shares of its common stock, representing 40% of the 12,563,750 shares outstanding, at $10.00 per share to eligible account holders and the Employee Stock Ownership Plan ("ESOP") of the Bank in a subscription offering pursuant to a Plan of Reorganization and Minority Stock Issuance. SI Bancorp, MHC was issued 58% of the Company's common stock. SI Bancorp, MHC does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

In connection with the offering, SI Financial Group, Inc. established SI Financial Group Foundation (the "Foundation"), a charitable foundation dedicated to community activities and the promotion of charitable causes in areas in which the Bank operates. The Foundation was funded on September 30, 2004 with a contribution of 2%, or 251,275 shares, of the Company's common stock. This contribution resulted in the recognition of a $2.5 million expense, equal to the value of the common shares contributed by the Company (net of taxes), for the period ended December 31, 2004. The Company recognized an additional tax benefit of $68,000 as an increase to stockholders' equity resulting from the higher tax basis of the contribution.

The Bank established an ESOP for the benefit of its eligible employees. The Bank borrowed the necessary funds from the Company to purchase 3.92%, or 492,499 shares, of the common shares issued and outstanding. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements under the ESOP.

The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full-range of banking services to consumer and commercial customers through its main office in Willimantic, Connecticut, and fifteen branch offices located in eastern Connecticut.

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

Basis of Financial Statement Presentation
-----------------------------------------
The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2005 and for the three months and the six months ended June 30, 2005 and 2004 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2004 contained in the Company's Form 10-K.

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004 AND DECEMBER 31, 2004
================================================================================

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operation and cash flows as of and for the period covered herein. The results of operation for the three months and the six months ended June 30, 2005 are not necessarily indicative of the operating results for the twelve months ending December 31, 2005.

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

NOTE 2.  EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company's common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had no anti-dilutive common shares outstanding for the three months and the six months ended June 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share.

---------------------------------------------------------------------------------------------------------
                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                 June 30,
                                                            2005         2004        2005          2004
---------------------------------------------------------------------------------------------------------
Net income                                              $       845   $     392   $     1,747   $   1,196

Weighted-average common shares outstanding:
     Basic                                               12,087,104         N/A    12,083,278         N/A
     Effect of dilutive stock options and restrictive
          stock awards                                        8,605         N/A         9,940         N/A
                                                        -----------               -----------
     Diluted                                             12,095,709         N/A    12,093,218         N/A

Net income per common share:
     Basic                                              $      0.07         N/A   $      0.14         N/A
     Diluted                                            $      0.07         N/A   $      0.14         N/A

Per common share data is not presented for the three months and the six months ended June 30, 2004, as the Company had no shares outstanding prior to the Company's initial public offering on September 30, 2004.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). This Statement eliminates the alternative intrinsic value method of accounting, in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for recognizing the cost of employee services received in share-based

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004 AND DECEMBER 31, 2004
================================================================================

payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123R requires all entities to follow the same accounting standard and account for such transactions using the fair-value-based method. This Statement does not address the accounting for employee stock ownership plans. On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses the views of the SEC staff regarding SFAS 123R and certain rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the Securities and Exchange Commission (the "SEC") delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005. The Company has elected to comply with SFAS 123R beginning with the period ended June 30, 2005. See Note 6 - Equity Incentive Plan for details on the impact of SFAS 123R on the Company's financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This Statement replaces Accounting Principles Board Opinion No. 20 ("APB 20"), "Accounting Changes" and Statement of Financial Accounting Standard No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. In accordance with the prior guidance of APB 20, most voluntary changes in an accounting principle required recognizing the cumulative effect of a change in accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements for the direct effects of a change in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. SFAS 154 carries forward the guidance of APB 20 relating to the reporting for correction of an error in previously issued financial statements, change in accounting estimate and the justification requirement for a change in accounting principle on the basis of preferability. Provisions of this statement are effective for accounting changes made in the fiscal years beginning after December 15, 2005. At this time, the Company is uncertain how the application of SFAS 154 will impact prior period financial statements for the implementation of future accounting pronouncements.

NOTE 4.  INVESTMENT SECURITIES
------------------------------

The carrying values and approximate fair values of investment securities at June 30, 2005 and December 31, 2004 are as follows:

--------------------------------------------------------------------------------------------------

June 30, 2005                                                        Gross      Gross
-------------                                           Amortized  Unrealized Unrealized    Fair
(Dollars in Thousands)                                    Cost       Gains      Losses      Value
--------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:
     Debt securities:
     U.S. Government and agency obligations             $ 80,910   $    167   $   (746)   $ 80,331
     Mortgage-backed securities                           36,130         36       (452)     35,714
     Corporate debt securities                             5,549          5        (39)      5,515
     Obligations of state and political subdivisions       1,499         71         --       1,570
     Tax-exempt securities                                   560         --         --         560
     Foreign government securities                            75         --         --          75
--------------------------------------------------------------------------------------------------
     Total debt securities                               124,723        279     (1,237)    123,765

     Equity securities:
     Marketable equity securities                            543         --         (9)        534
--------------------------------------------------------------------------------------------------

     TOTAL AVAILABLE FOR SALE SECURITIES                $125,266   $    279   $ (1,246)   $124,299
==================================================================================================

                               SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 2005 AND 2004 AND DECEMBER 31, 2004
==================================================================================================

--------------------------------------------------------------------------------------------------

December 31, 2004                                                    Gross      Gross
-----------------                                      Amortized  Unrealized  Unrealized    Fair
(Dollars in Thousands)                                    Cost       Gains      Losses      Value
--------------------------------------------------------------------------------------------------

AVAILABLE FOR SALE SECURITIES:
     Debt securities:
     U.S. Government and agency obligations             $ 73,950   $    201   $   (475)   $ 73,676
     Mortgage-backed securities                           40,926         86       (418)     40,594
     Corporate debt securities                             3,498         65         --       3,563
     Obligations of state and political subdivisions       1,499         85         --       1,584
     Tax-exempt securities                                   560         --         --         560
     Foreign government securities                            75         --         --          75
--------------------------------------------------------------------------------------------------
     Total debt securities                               120,508        437       (893)    120,052

     Equity securities:
     Marketable equity securities                            488         17         --         505
--------------------------------------------------------------------------------------------------

     TOTAL AVAILABLE FOR SALE SECURITIES                $120,996   $    454   $   (893)   $120,557
==================================================================================================

NOTE 5.  OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the six months ended June 30, 2005 and 2004 is as follows:

---------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2005
------------------------------                                    Before-Tax  Tax Benefit Net of Tax
(Dollars in Thousands)                                              Amount     (Expense)     Amount
---------------------------------------------------------------------------------------------------
Unrealized holding losses arising during the period                $  (493)     $   168     $  (325)
Reclassification adjustment for gains recognized in net income         (35)          12         (23)
---------------------------------------------------------------------------------------------------

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES,
    NET OF TAXES                                                   $  (528)     $   180     $  (348)
===================================================================================================
---------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2004
------------------------------                                    Before-Tax  Tax Benefit Net of Tax
(Dollars in Thousands)                                              Amount     (Expense)     Amount
---------------------------------------------------------------------------------------------------
Unrealized holding losses arising during the period                $(1,030)     $   351     $  (679)
Reclassification adjustment for gains recognized in net income        (186)          63        (123)
---------------------------------------------------------------------------------------------------

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES,
    NET OF TAXES                                                   $(1,216)     $   414     $  (802)
===================================================================================================

                    SI FINANCIAL GROUP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004 AND DECEMBER 31, 2004
================================================================================

NOTE 6.  EQUITY INCENTIVE PLAN

At the annual meeting of stockholders on May 11, 2005, stockholders of the Company approved the SI Financial Group, Inc. 2005 Equity Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Company may grant 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus for up to 861,872 shares of the Company's common stock for issuance upon the grant or exercise of awards. Both incentive stock options and non-statutory stock options may be granted under the plan.

On May 17, 2005, 467,000 options to purchase the Company's common stock and 246,249 shares of restricted stock were awarded. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant with maximum terms of ten years. Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock option and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with FAS 123R beginning with the period ended June 30, 2005, prior to the mandatory compliance date for the Company of January 1, 2006. In accordance with FAS 123R, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $96,000 for the three months and the six months ended June 30, 2005 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on May 17, 2005 using the Black-Scholes option pricing model was $2.89 per share. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

                  Dividend yield:                   1.50%
                  Expected volatility:             17.00%
                  Risk-free rate:                   4.32%
                  Expected life in years:             10 years

NOTE 7.  DIVIDENDS

On June 23, 2005, the Company's Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on July 29, 2005, to stockholders of record as of the close of business on July 8, 2005. SI Bancorp, MHC, the Company's mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision ("OTS").

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
---------------------

The following analysis discusses changes in financial condition at June 30, 2005 and December 31, 2004 and results of operation for the three months and the six months ended June 30, 2005 and 2004 and should be read in conjunction with the Company's consolidated financial statements and notes thereto, appearing in Part I, Item I of this document.

Forward-Looking Statements
--------------------------

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

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the allowance for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, the level of nonperforming loans, classified assets and charge-offs, economic conditions and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on the Company's historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans.

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004
------------------------------------------------------------------------

Summary:
--------

Assets. The Company's total assets increased $33.3 million, or 5.3%, to $657.9 million at June 30, 2005, as compared to $624.6 million at December 31, 2004, primarily due to increases in loans receivable, available for sale securities and premises and equipment. Net loans receivable increased $26.3 million, or 5.9%, to $474.2 million at June 30, 2005, reflecting loan originations of $84.8 million offset by the sale of $31.6 million of predominately fixed-rate residential mortgage loans. Available for sale securities increased $3.7 million, or 3.1%, to $124.3 million, as a portion of the proceeds from the loan sales were invested in U.S. government and agency obligations and corporate debt securities. Premises and equipment increased $1.5 million as a result of a rise in capital expenditures associated with branch expansion during the first six months of 2005.

Liabilities. Total liabilities increased $32.3 million, or 5.9%, from December 31, 2004 to June 30, 2005 primarily as a result of increases in deposits and FHLB advances. Deposits, including mortgagors' and investors' escrow accounts, increased $25.8 million, or 5.6%, to $486.3 million at June 30, 2005. The rise in deposits reflects increases in NOW and money market accounts and variable-rate certificates of deposit, reflecting customers' reluctance to invest funds in longer-term and lower-rate certificates of deposit during a rising interest rate environment. FHLB advances increased $6.6 million, or 9.1%, to $79.3 million at June 30, 2005 to fund loan originations and to invest in securities yielding greater returns than the cost of funds.

Equity. Total stockholders' equity increased $971,000 to $81.8 million at June 30, 2005, due to current year's earnings of $1.7 million, offset by an increase in net unrealized holding losses on available for sale securities aggregating $348,000 (net of taxes), dividends declared of $317,000 and a decrease of $112,000 related to stock option and restricted stock awards granted under the Company's new equity incentive plan for the six months ended June 30, 2005.

Investment Activities:
----------------------

At June 30, 2005, the Company's investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities which amounted to $124.3 million, or 18.9% of assets. At December 31, 2004, the Company's available for sale securities totaled $120.6 million, or 19.3% of assets. The increase in available for sale securities of $3.7 million, or 3.1%, was primarily due to the purchase of U.S. government and agency obligations and corporate debt securities with a majority of the bond durations of five years or less, partially offset by a decrease in mortgage-backed securities.

The net unrealized losses on available for sale securities, net of taxes, increased $348,000 to $638,000 for the six months ended June 30, 2005, primarily due to a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated statement of changes in stockholders' equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or government agencies or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Lending Activities:
-------------------

General. The Company's loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company's loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. However, the Company sold $31.6 million of predominately fixed-rate residential mortgage loans in 2005. At June 30, 2005 and December 31, 2004, loans held for sale were $0 and $200,000, respectively.

Loan Portfolio. At June 30, 2005, the Company's loan portfolio, net, was $474.2 million, or 72.1% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                June 30, 2005              December 31, 2004
                                                      -------------              -----------------
                                                                  Percent                      Percent
                                                 Amount          of Total       Amount        of Total
------------------------------------------------------------------------------------------------------
Real estate loans:
    Residential - 1 to 4 family               $   244,111          51.18%    $   252,180         55.99%
    Multi-family and commercial                    90,441          18.96          82,213         18.25
    Construction                                   41,059           8.61          35,773          7.94
------------------------------------------------------------------------------------------------------
    Total real estate loans                       375,611          78.75         370,166         82.18

Consumer loans:
    Home equity                                    20,613           4.32          18,335          4.07
    Other                                           2,902           0.61           2,790          0.62
------------------------------------------------------------------------------------------------------
    Total consumer loans                           23,515           4.93          21,125          4.69

Commercial business loans                          77,811          16.32          59,123         13.13
------------------------------------------------------------------------------------------------------

     TOTAL LOANS                                  476,937         100.00%        450,414        100.00%
------------------------------------------------------------------------------------------------------

Deferred loan origination
     costs, net of fees                               814                            743
Allowance for loan losses                          (3,510)                        (3,200)
------------------------------------------------------------------------------------------------------

     LOANS, NET                               $   474,241                    $   447,957
======================================================================================================

The Company's net loan portfolio increased $26.3 million, or 5.9%, resulting from strong loan originations, offset by loan sales of $31.6 million of predominately fixed-rate residential mortgage loans during the first six months of 2005. The sale of loans is expected to mitigate the Company's exposure to interest rate risk while improving liquidity. Residential mortgage loans decreased $8.1 million, or 3.2%, as a result of the aforementioned mortgage loan sales, despite loan originations of $48.1 million. Commercial loans, including commercial real estate and commercial business loans, increased $26.9 million, or 19.0%, due to the Company's continued emphasis on the commercial market by increasing the staff in its commercial lending division. Consumer loans increased $2.4 million, or 11.3%, as a result of an increase in home equity lines of credit. The Company's level of loan closings was strong due to several factors, including promotional and sales activities, a strong housing market and a relatively stable local economy.

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements:

o Specific allowances for identified problem loans, including certain impaired or collateral-dependent loans. The loan portfolio is segregated first between loans that are on the Company's "Managed Asset Report" and loans that are not. The Managed Asset Report includes: (1) loans that are sixty or more days delinquent, (2) loans with anticipated losses, (3) loans referred to attorneys for collection or in the process of foreclosure, (4) nonaccrual loans, (5) loans classified as "substandard," "doubtful" or "loss" by either the Company's internal classification system or by regulators during the course of their examination of the Company and (6) troubled debt restructurings and other nonperforming loans.

      The Managed Asset Committee, consisting of Company officers, reviews each loan on the Managed Asset Report and may establish an individual reserve allocation on certain loans based on such factors as (1) the strength of the customer's personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the Company's collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower's effort to cure the delinquency.

      The Company also reviews and establishes, as needed, a specific allowance for certain identified non- homogeneous problem loans. In accordance with the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

o General valuation allowance on certain identified problem loans. The Company establishes a general allowance for loans on the Managed Asset Report that do not have an individual allowance. The Company segregates these loans by loan category and assigns allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

o General valuation allowance on the remainder of the loan portfolio. The Company establishes another general allowance for loans that are not on the Managed Asset Report to recognize the probable losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Company's historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Company's primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated annually to ensure their relevance in the current economic environment.

The following table summarizes the activity in the allowance for loan losses at and for the three months and the six months ended June 30, 2005 and 2004.

----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                Three Months Ended   At and For the Six Months
                                                           June 30,               Ended June 30,
                                                      2005          2004         2005         2004
----------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                     $   3,376     $   2,835    $   3,200    $   2,688

Provision for loan losses                                130           150          235          300
Loans charged-off                                         (3)          (39)          (3)         (45)
Recoveries of loans previously charged-off                 7            21           78           24
----------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                               4           (18)          75          (21)
----------------------------------------------------------------------------------------------------

BALANCE AT END OF PERIOD                           $   3,510     $   2,967    $   3,510    $   2,967
====================================================================================================

Allowance for loan losses to total loans                                           0.74%        0.72%
Allowance for loan losses to nonperforming loans                                 369.47       200.34


The OTS, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. The OTS may require the Company to make additional provisions for loan losses based on judgments different from that of the Company.

Although the Company believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established its allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.

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

The Company considers repossessed assets and loans that are ninety days or more past due to be nonperforming assets. Real estate that the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs or fair value at the date of the foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income as incurred.

The following table provides information with respect to the Company's nonperforming assets and troubled debt restructurings as of the dates indicated.

-------------------------------------------------------------------------
(Dollars in Thousands)                           June 30,     December 31,
                                                   2005          2004
-------------------------------------------------------------------------

Nonaccrual loans:
     Real estate loans                           $    655      $      943
     Commercial business loans                        288              --
     Consumer loans                                     7               1
-------------------------------------------------------------------------
     Total nonaccrual loans                           950             944

Real estate owned, net                                 --              --
-------------------------------------------------------------------------

TOTAL NONPERFORMING ASSETS                            950             944

Troubled debt restructurings                           75              76
-------------------------------------------------------------------------

TOTAL NONPERFORMING ASSETS AND TROUBLED
    DEBT RESTRUCTURINGS                          $  1,025      $    1,020
=========================================================================

Total nonperforming loans to total loans
                                                     0.20%           0.21%
Total nonperforming loans to total assets
                                                     0.14            0.15

Total nonperforming assets and troubled debt
     restructurings to total assets                  0.16            0.16

Other than the loans disclosed in the above table, there were no additional loans at June 30, 2005 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Deposits:
---------

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated.

---------------------------------------------------------------------------------------
(Dollars in Thousands)                         June 30,      December 31,
                                                 2005           2004          Change
---------------------------------------------------------------------------------------
Noninterest-bearing demand deposits          $     51,558   $     46,049   $      5,509
NOW and money market accounts                     124,867        110,564         14,303
Savings accounts (1)                               95,075         95,310           (235)
Certificates of deposit (2)                       214,792        208,557          6,235
---------------------------------------------------------------------------------------

TOTAL DEPOSITS                               $    486,292   $    460,480   $     25,812
=======================================================================================

----------

(1) Includes mortgagors' and investors' escrow accounts in the amount of $1.6 million and $2.7 million at June 30, 2005 and December 31, 2004, respectively.
(2) Includes brokered deposits of $5.0 million at June 30, 2005 and December 31, 2004.

Deposits, including mortgagors' and investors' escrow accounts, increased $25.8 million, or 5.6%, to $486.3 million at June 30, 2005. An increase in commercial checking accounts contributed to the rise in noninterest-bearing demand deposits. Interest-bearing deposits increased $20.3 million, or 4.9%, primarily due to a promotion on individual retirement accounts, aggressive pricing on certificates of deposit to attract additional funds and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in the Company's market area. The decrease in savings accounts of $235,000 was mainly due to a reduction in mortgagors' and investors' escrow accounts as a result of periodic real estate tax disbursements processed during the first half of 2005.

Analysis of Net Interest and Dividend Income
--------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                                                2005                                  2004
At or For The Three Months                                      ----                                  ----
--------------------------
Ended June 30,                                                               Average                              Average
--------------                                   Average      Interest &      Yield/     Average    Interest &     Yield/
(Dollars in Thousands)                           Balance      Dividends        Rate      Balance     Dividends      Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS:
     Loans (1)(2)                                $ 452,350    $   6,803        6.03%    $ 402,311    $   5,955       5.95%
     Investment securities (3)                     132,527        1,307        3.96        92,309          915       3.99
     Other interest-earning assets                  11,639           84        2.89        14,760           35       0.95
-------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                 596,516        8,194        5.51       509,380        6,905       5.45

Noninterest-earning assets                          40,465                                 37,766
-------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                $ 636,981                              $ 547,146
=========================================================================================================================

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
     Deposits:
          NOW and money market                   $ 115,517          140        0.49     $ 110,776           95       0.34
          Savings (4)                               94,525          217        0.92        91,877          140       0.61
          Certificates of deposit (5)              213,104        1,649        3.10       192,115        1,304       2.73
-------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits          423,146        2,006        1.90       394,768        1,539       1.57

     FHLB advances                                  72,211          696        3.87        64,887          679       4.21
     Subordinated debt                               7,217          122        6.78         7,217           89       4.96
-------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES            502,574        2,824        2.25       466,872        2,307       1.99

Noninterest-bearing liabilities                     52,870                                 45,313
-------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                             555,444                                512,185
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                          81,537                                 34,961
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $ 636,981                              $ 547,146
=========================================================================================================================

NET INTEREST-EARNING  ASSETS                     $  93,942                              $  42,508
=========================================================================================================================

TAX EQUIVALENT NET INTEREST AND
     DIVIDEND INCOME (3)                                             5,370                               4,598

TAX EQUIVALENT INTEREST RATE
     SPREAD (6)                                                                    3.26                              3.46

TAX EQUIVALENT NET INTEREST
     MARGIN AS A PERCENTAGE OF
     INTEREST-EARNING ASSETS (7)                                                   3.61                              3.63

AVERAGE OF INTEREST-EARNING
     ASSETS TO AVERAGE INTEREST-
     BEARING LIABILITIES                                                         118.69                            109.10

LESS:  TAX EQUIVALENT ADJUSTMENT (3)                                     (2)                                (2)
-------------------------------------------------------------------------------------------------------------------------

NET INTEREST AND DIVIDEND INCOME
     PER STATEMENTS OF INCOME                                     $   5,368                          $  4,596
=========================================================================================================================

----------
(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)   Loan fees are included in interest income and are insignificant.
(3) Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)   Includes mortgagors' and investors' escrow accounts.
(5)   Includes brokered deposits
(6) Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

-------------------------------------------------------------------------------------------------------------------------
                                                                2005                                  2004
At or For The Six Months                                        ----                                  ----
------------------------
Ended June 30,                                                                Average                             Average
--------------                                       Average     Interest &   Yield/     Average    Interest &     Yield/
(Dollars in Thousands)                               Balance     Dividends     Rate      Balance     Dividends      Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
INTEREST-EARNING ASSETS:
     Loans (1)(2)                                    $450,103    $ 13,426       6.02%    $397,544    $ 11,865       6.00%
     Investment securities (3)                        128,839       2,504       3.92       87,899       1,762       4.03
     Other interest-earning assets                     12,306         158       2.59       13,338          63       0.95
-------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                    591,248      16,088       5.49      498,781      13,690       5.52

Noninterest-earning assets                             39,739                              37,026
-------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                    $630,987                            $535,807
=========================================================================================================================

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
     Deposits:
          NOW and money market                       $113,312         246       0.44     $106,320         183       0.35
          Savings (4)                                  93,941         402       0.86       89,940         270       0.60
          Certificates of deposit (5)                 211,818       3,172       3.02      190,240       2,580       2.73
-------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits             419,071       3,820       1.84      386,500       3,033       1.58

     FHLB advances                                     72,185       1,369       3.82       63,768       1,348       4.25
     Subordinated debt                                  7,217         227       6.34        7,217         176       4.90
-------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES               498,473       5,416       2.19      457,485       4,557       2.00

Noninterest-bearing liabilities                        51,232                              43,489
-------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                549,705                             500,974
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                             81,282                              34,833
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $630,987                            $535,807
=========================================================================================================================

NET INTEREST-EARNING  ASSETS                         $ 92,775                            $ 41,296
=========================================================================================================================

TAX EQUIVALENT NET INTEREST AND
     DIVIDEND INCOME (3)                                           10,672                               9,133


TAX EQUIVALENT INTEREST RATE
     SPREAD (6)                                                                 3.30                                3.52

TAX EQUIVALENT NET INTEREST
     MARGIN AS A PERCENTAGE OF
     INTEREST-EARNING ASSETS (7)                                                3.64                                3.68

AVERAGE OF INTEREST-EARNING
     ASSETS TO AVERAGE INTEREST-
     BEARING LIABILITIES                                                      118.61                              109.03

LESS:  TAX EQUIVALENT ADJUSTMENT (3)                                   (4)                                 (4)
=========================================================================================================================

NET INTEREST AND DIVIDEND INCOME
     PER STATEMENTS OF INCOME                                    $ 10,668                            $  9,129
=========================================================================================================================

----------

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)   Loan fees are included in interest income and are insignificant.
(3) Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)   Includes mortgagors' and investors' escrow accounts.
(5)   Includes brokered deposits.
(6) Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7) Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

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

--------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended                 Six Months Ended
                                                    ------------------                 ----------------
                                                  June 30, 2005 and 2004            June 30, 2005 and 2004
                                                  ----------------------            ----------------------
(Dollars in Thousands)                       Increase (Decrease)                Increase (Decrease)
                                                   Due To                             Due To
                                                   ------                             ------
                                              Rate       Volume       Net        Rate       Volume       Net
--------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
     Loans (1)(2)                           $    82     $   766     $   848    $    26     $ 1,535     $ 1,561
     Investment securities (3)                  (50)        442         392       (143)        885         742
     Other interest-earning assets               59         (10)         49        100          (5)         95
--------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS               91       1,198       1,289        (17)      2,415       2,398

INTEREST-BEARING LIABILITIES:
Interest Expense:
     Deposits (4)                               306         161         467        459         328         787
     FHLB advances                             (251)        268          17       (300)        321          21
     Subordinated debt                           33          --          33         51          --          51
--------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING
          LIABILITIES                            88         429         517        210         649         859
--------------------------------------------------------------------------------------------------------------
     CHANGE IN NET INTEREST AND
          DIVIDEND INCOME (3)               $     3     $   769     $   772    $  (227)    $ 1,766     $ 1,539
==============================================================================================================

----------

(1) Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)   Loans fees are included in interest income and are insignificant.
(3) Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)   Includes mortgagors' and investors' escrow accounts and brokered deposits.

Results of Operations for the Three Months and Six Months Ended June 30, 2005
-----------------------------------------------------------------------------
and 2004
--------

General. The Company's results of operation are dependent primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company's noninterest expenses primarily consist of salaries and employee benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $845,000, an increase of $453,000, or 115.6%, for the three months ended June 30, 2005 compared to $392,000 for the three months ended June 30, 2004. The increase was primarily attributable to increases of $772,000 in net interest and dividend income and $560,000 in noninterest income and a decrease of $20,000 in the provision for loan losses, offset by an increase of $653,000 in noninterest expenses and an increase of $246,000 in the provision for income taxes.

Net income increased $551,000, or 46.1% to $1.7 million for the six months ended June 30, 2005 due to increases in net interest and dividend income of $1.5 million, noninterest income of $652,000 and a decrease of $65,000 in the provision for loan losses, offset by increases of $1.4 million in noninterest expenses and $291,000 in the provision for income taxes. For both the three months and the six months ended June 30, 2005, net interest and dividend income rose in response to an increase in average interest-earning assets, offset by an increase in the cost of funds.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 18.7%, to $8.2 million for the three months ended June 30, 2005 as a result of an increase in the volume of interest-earning assets from $509.4 million to $596.5 million and an increase in the average yield on interest-earning assets from 5.45% to 5.51%. Interest income from loans increased as a result of increases of $50.0 million in the average balance and 8 basis points in the average yield from 5.95% to 6.03%. Although the average yield declined 3 basis points in the second quarter of 2005, interest and dividend income on investment securities increased in response to an increase of $40.2 million in the average amount of securities outstanding.

For the six months ended June 30, 2005, interest and dividend income increased $2.4 million to $16.1 million due to a higher average balance of earning assets, offset by a 3 basis point decrease in the average yield from 5.52% to 5.49%. Average yields on loans increased 2 basis points while average yields on investment securities decreased 11 basis points.

Interest Expense. Interest expense increased $517,000, or 22.4%, to $2.8 million compared to $2.3 million due primarily to increases in the average balance of interest-bearing deposit accounts and FHLB debt outstanding during the period, as well as an increase in the average yields paid on deposits and subordinated debt. The average rate paid on interest-bearing deposit accounts increased 33 basis points from 1.57% to 1.90% due primarily to aggressive pricing on certificates of deposit. Additionally, the average yield on FHLB advances decreased from 4.21% to 3.87%, but increased on subordinated debt from 4.96% to 6.78% for the second quarter of 2005.

For the six months ended June 30, 2005, interest expense increased $859,000 as a result of increases in both the average balance of interest-bearing liabilities from $457.5 million to $498.5 million and the average yield from 2.00% to 2.19%. The increase of $32.6 million in interest-bearing deposits and the 26 basis point increase in the average yield on deposit accounts were the primary reasons for the rise in interest expense for the period.

Provision for Loan Losses. The Company's provision for loan losses decreased $20,000 to $130,000 for the three months ended June 30, 2005 from $150,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, the provision for loan losses decreased $65,000 to $235,000 from $300,000 for the same period in 2004. Continued improvements in the real estate market has favorably impacted both the Company's customers and the quality of the loan portfolio and improved asset quality. The interest rate market continues to positively affect the Company's variable-rate borrowers, resulting in lower payments on loans. However, if interest rates continue to rise, variable-rate borrowers will be burdened by higher loan payments attributable to increased interest incurred on borrowed funds. The higher quality loan portfolio is evidenced by a reduction in nonperforming loans to $950,000 at June 30, 2005 compared to $1.5 million at June 30, 2004 and net recoveries from loan losses of $75,000 for the six months ended June 30, 2005 compared to net charge-offs of $21,000 for the six months ended June 30, 2004.

Noninterest Income. The following table shows the components of noninterest income and the dollar changes for the three months and the six months ended June 30, 2005 and 2004.

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                       Three Months Ended June 30,        Six Months Ended June 30,
                                             ---------------------------        -------------------------
                                             2005       2004      Change       2005       2004       Change
-----------------------------------------------------------------------------------------------------------
Service fees                               $ 1,133    $   730    $   403     $ 2,008    $ 1,447     $   561
Wealth management fees                         274        237         37         512        487          25
Increase in cash surrender value of
     bank-owned life insurance                  65         73         (8)        137        159         (22)
Net gain on sale of securities                  15          2         13          35        186        (151)
Net gain (loss) on sale of loans                48          5         43         147        (20)        167
Other                                           94         22         72         117         45          72
-----------------------------------------------------------------------------------------------------------

TOTAL NONINTEREST INCOME                   $ 1,629    $ 1,069    $   560     $ 2,956    $ 2,304     $   652
===========================================================================================================

A reduction in the volume of securities sold, due to unrealized losses on available for sale securities, resulted in lower realized gains on the sale of securities for the first half of 2005. For both the three months and the six months ended June 30, 2005, the rise in service fees resulted from the Bank's new courtesy overdraft protection program offered to its deposit customers, which commenced in the first quarter of 2005, as well as electronic banking fees as a result of customers' escalating usage of the Bank's electronic banking products. Wealth management fees, which include trust and investment services fees, increased due to a larger amount of assets under management, offset slightly by a decrease in fees associated with the Bank's insurance products. Net gains on the sale of loans reflect the sale of $31.6 million of loans in the first half of 2005, compared to loan sales of $5.3 million for the same period of 2004. A gain of $72,000 was recognized in other noninterest income from the sale of real property, which was previously used as an operations training facility, during the second quarter of 2005.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar changes for the three months and the six months ended June 30, 2005 and 2004.

-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                       Three Months Ended June 30,        Six Months Ended June 30,
                                             ---------------------------        -------------------------
                                             2005       2004      Change       2005       2004       Change
-----------------------------------------------------------------------------------------------------------
Salaries and employee benefits              $ 3,094    $ 2,554    $   540     $ 5,873    $ 4,836    $ 1,037
Occupancy and equipment                         916      1,113       (197)      1,797      1,956       (159)
Computer and electronic banking services        425        423          2         886        840         46
Outside professional services                   397        184        213         660        379        281
Marketing                                       184        101         83         315        221         94
Impairment charge - other assets                 --         --         --          --         51        (51)
Other real estate operations                      1         78        (77)          6         85        (79)
Other                                           594        505         89       1,268      1,023        245
-----------------------------------------------------------------------------------------------------------

TOTAL NONINTEREST EXPENSES                  $ 5,611    $ 4,958    $   653     $10,805    $ 9,391    $ 1,414
===========================================================================================================

For both the three and the six month periods of 2005, the increase in salaries and employee benefits primarily reflects additional salaries, benefits and taxes for elevated staffing levels in response to the expansion of branch facilities and the commercial lending division. In addition, the adoption of SFAS 123R during the second quarter of 2005, resulted in share-based compensation expense of $96,000 for the amortization of stock option and restricted stock awards over their requisite service period. Increases in outside professional services were attributable to higher legal and auditing costs associated with the Company's public reporting requirements. In 2005, marketing expenses increased as a result of an aggressive marketing campaign for the Bank's products and services and promotions related to new branch openings. Other noninterest expenses increased due to a rise in printing and supplies related to various direct mailings to customers, occupancy costs were higher due to an impairment charge of $337,000 to reduce the carrying value on a former branch facility to its estimated net market value and other real estate operations included a $60,000 charge to reduce the carrying value of other real estate owned property. The first half of 2004 included a $51,000 impairment charge which was recorded to reduce the carrying value of the Company's investment in a Small Business Investment Company ("SBIC") limited partnership.

Income Tax Provision. For the three months and the six months ended June 30, 2005, the Company's income tax expense increased $246,000 and $546,000, respectively, as a result of higher taxable income. The effective tax rate for the six months ended June 30, 2005 and 2004 was 32.4% and 31.4%, respectively.

Liquidity and Capital Resources
-------------------------------

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company's primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company regularly adjusts its investments in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management, funds management and liquidity policies. The Company's policy is to maintain liquid assets less short-term liabilities within a range of 12.5% to 20.0% of total assets. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term U.S. government and agency obligations.

The Company's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $30.8 million, which included interest-bearing deposits of $8.4 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $124.3 million at June 30, 2005. In addition, at June 30, 2005, the Company had the ability to borrow a total of approximately $181.9 million from the FHLB, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $79.3 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

At June 30, 2005, the Company had $84.1 million in loan commitments outstanding, which included $28.2 million in undisbursed construction loans, $20.4 million in unused home equity lines of credit, $8.4 million in commercial lines of credit and $1.1 in standby letters of credit. Certificates of deposit due within one year of June 30, 2005 totaled $93.0 million, or 19.1%, of total deposits (including mortgagors' and investors' escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers' hesitancy to invest their funds in longer-term certificates of deposit in the current interest rate environment. If these maturing certificates of deposit do not remain with the Company, it will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit. Additionally, the Company maintains a shorter duration in its securities portfolio to provide necessary liquidity to compensate for any deposit outflows. The Company believes, based on past experience that a significant portion of the Company's certificates of deposit will remain with it. The Company has the ability to attract and retain deposits by favorably adjusting the interest rates offered to its customers.

The Company's primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2005, the Company originated $84.8 million of loans and purchased $18.7 million of securities. For the twelve months ended December 31, 2004, the Company originated $178.4 million of loans and purchased $90.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and FHLB advances. Historically, liquidity needed to fund asset growth has been provided through deposits, FHLB borrowings and raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors' and investors' escrow accounts, of $25.8 million, $43.2 million and $19.0 million for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced an increase of $6.6 million in FHLB advances for the six months ended June 30, 2005 to fund loan demand and to invest in securities. The Company had increases of $15.5 million and $13.3 million in FHLB advances for the years ended December 31, 2004 and 2003, respectively.

The Company's initial stock offering increased its capital and liquidity. However, over time, the Company's liquidity will be reduced as net proceeds from the stock offering are deployed. The Company's financial condition and results of operation will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on the Company's return on equity. In the future, the Company may continue to utilize capital management tools such as cash dividends and common share repurchases. However, under OTS regulations, the Company will not be allowed to repurchase any shares during the first year following the offering, except to fund restricted stock awards under any stock-based benefit plans, unless the Company receives regulatory approval due to extraordinary circumstances.

Regulatory Capital
------------------

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

At June 30, 2005 and December 31, 2004, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered "well capitalized" under regulatory guidelines.

The following is a summary of the Bank's regulatory capital amounts and ratios as of June 30, 2005 and December 31, 2004.

-------------------------------------------------------------------------------------------------------
June 30, 2005                                                                            To Be Well
-------------                                                      For Capital        Capitalized Under
(Dollars in Thousands)                                              Adequacy          Prompt Corrective
                                               Actual               Purposes          Action Provisions
                                               ------               --------          -----------------
                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
-------------------------------------------------------------------------------------------------------
Total Capital to Risk Weighted Assets     $ 65,570    17.28%    $ 30,356     8.00%    $  37,946   10.00%
Tier I Capital to Risk Weighted Assets      62,093    16.36       15,182     4.00        22,772    6.00
Tier I Capital to Total Assets              62,093     9.75       25,474     4.00        31,843    5.00
Tangible Equity Ratio                       62,093     9.75        9,553     1.50           N/A     N/A


-------------------------------------------------------------------------------------------------------
December 31, 2004                                                                        To Be Well
-----------------                                                  For Capital        Capitalized Under
(Dollars in Thousands)                                              Adequacy          Prompt Corrective
                                               Actual               Purposes          Action Provisions
                                               ------               --------          -----------------
                                          Amount     Ratio      Amount     Ratio      Amount     Ratio
-------------------------------------------------------------------------------------------------------

Total Capital to Risk Weighted Assets     $ 63,459    18.03%     $28,157     8.00%     $35,196   10.00%
Tier I Capital to Risk Weighted Assets      60,253    17.12       14,078     4.00       21,117    6.00
Tier I Capital to Total Assets              60,253     9.99       24,125     4.00       30,157    5.00
Tangible Equity Ratio                       60,253     9.99        9,047     1.50          N/A     N/A


Off-Balance Sheet Arrangements
------------------------------

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2005 and December 31, 2004 are as follows:

-------------------------------------------------------------------------------
(Dollars in Thousands)                               June 30,       December 31,
                                                       2005            2004
-------------------------------------------------------------------------------

Commitments to extend credit: (1)
     Future loan commitments (2)                   $     24,676    $     27,073
     Undisbursed construction loans                      28,246          27,527
     Undisbursed home equity lines of credit             20,440          19,351
     Undisbursed commercial lines of credit               8,440           8,433
     Overdraft protection lines                           1,171           1,060
Standby letters of credit (3)                             1,092             997
-------------------------------------------------------------------------------

TOTAL COMMITMENTS                                  $     84,065    $     84,441
===============================================================================

----------

(1) Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
(2) Includes fixed-rate loan commitments of $7.6 million at interest rates ranging from 4.875% to 7.75% and $10.2 million at interest rates ranging from 4.875% to 7.125% at June 30, 2005 and December 31, 2004,
      respectively.
(3) Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a SBIC and made a commitment to make a capital investment of $1.0 million in the limited partnership. At June 30, 2005 and December 31, 2004, the Bank's remaining off-balance sheet commitment for capital investment in the SBIC was approximately $194,000.

In 2004, the Bank established an ESOP for the benefit of its eligible employees. As of December 31, 2004, the Bank repaid principal payments on the loan to the ESOP of $56,000 and released 8,069 shares held in a suspense account for allocation to participants. As of June 30, 2005, the amount of unallocated common shares held in the suspense account totaled 484,430, with a fair value of $5.6 million, representing a potential commitment of the Bank to the ESOP.

For the six months ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows.

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

Quantitative Aspects of Market Risk
-----------------------------------

The Company analyzes its interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The Company's goal is to manage asset and liability positions to moderate the effect of interest rate fluctuations on net interest and dividend income.

Income Simulation Analysis. Interest income simulations are completed quarterly and presented to the Company's Asset/Liability Committee. The simulations provide an estimate of the impact of changes in interest rates on net interest and dividend income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management's current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of the Company's interest rate risk exposure at a particular point in time. The Company continually reviews the potential effect that changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The tables below set forth an approximation of the Company's exposure as a percentage of estimated net interest and dividend income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2005 and at December 31, 2004 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company's large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% and 18% in a flat interest rate environment, between 6% and 15% in an increasing interest rate environment and between 18% and 50% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 24% in a flat interest rate environment, between 6% and 18% in a rising rate environment and between 6% and 48% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company's asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company's management generally simulates changes to net interest and dividend income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 300 basis points. The second scenario anticipates management's view of the most likely change in interest rates over the next twelve months; management's current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management's assumption was 200 basis points at June 30, 2005 and 100 basis points at December 31, 2004. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of June 30, 2005 and December 31, 2004, the Company's estimated exposure as a percentage of estimated net interest margin for the twelve-month and twenty-four month periods are as follows:

--------------------------------------------------------------------------------
June 30, 2005:                                 Percent Change in Estimated Net
-------------                                        Interest and Dividend
                                                        Income Over
                                              12 Months             24 Months
--------------------------------------------------------------------------------
300 basis point increase in rates               (5.93)%               (6.58)%

100 basis point increase in rates                0.52                  1.05

200 basis point decrease in rates               (6.11)               (10.70)

--------------------------------------------------------------------------------
December 31, 2004:                             Percent Change in Estimated Net
-----------------                                    Interest and Dividend
                                                        Income Over
                                              12 Months             24 Months
--------------------------------------------------------------------------------
300 basis point increase in rates               (9.95)%              (12.57)%

100 basis point increase in rates               (3.20)                (4.25)

100 basis point decrease in rates               (3.70)                (6.35)


As of June 30, 2005, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four month periods if interest rate increase 300 basis points or if interest rates decrease 200 basis points. Net interest and dividend income is positively impacted if interest rates increase 100 basis points. Using net interest and dividend income for the quarter ended June 30, 2005, for each percentage point change in net interest and dividend income, the effect on the Company's annual net income would be $142,000, assuming a 34% income tax rate.

As of December 31, 2004, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four month periods if interest rates rose by 100 or 300 basis points or if interest rates decreased 100 basis points. Using net interest and dividend income for the quarter ended December 31, 2004, for each percentage point change in net interest and dividend income, the effect on the Company's annual net income would be $140,000, assuming a 34% income tax rate.

For both the twelve and twenty-four month periods, the effect on net interest and dividend income has improved, in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 300 basis points at June 30, 2005 compared to December 31, 2004, as a result of the Company's strategy to better position the balance sheet for the eventual rise in market interest rates primarily through the sale of fixed-rate residential mortgages.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to our business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

The Company did not repurchase any shares of its common stock in the quarter ended June 30, 2005.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

      a. The Annual Meeting of Stockholders (the "Annual Meeting") was held on May 11, 2005.

      b. The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

            1.    Election of directors for a three-year term.

                  Nominees                  For             Withheld
                  --------                  ---             --------
                  Mark D. Alliod            11,995,182      157,845
                  Robert C. Cushman, Sr.    11,999,238      153,789
                  Robert O. Gillard         12,008,793      144,234

            2. Approval of the SI Financial Group, Inc. 2005 Equity Incentive Plan.

                  For            Against          Abstain      Broker Non-Votes
                  ---            -------          -------      ----------------
                  9,723,718      1,073,442        17,096       1,338,771



            3. Ratification of the appointment of Wolf and Company, P.C. as independent registered public accounting firm of the Company for the fiscal year ended December 31, 2005.

                  For                   Against             Abstain
                  ---                   -------             -------
                  12,064,212            47,849              40,966

Item 5.  Other Information.
---------------------------

On May 11, 2005, the stockholders of the Company approved the SI Financial Group, Inc. 2005 Equity Incentive Plan, under which 615,623 stock options (consisting of both incentive stock options and non-statutory stock options) may be issued and 246,249 shares may be issued as restricted stock. Employees, directors and directors emeritus of the Company and its affiliates are eligible to participate in the plan. The terms of the Incentive Plan were previously disclosed in and a copy of the plan was contained as an appendix to the Company's definitive proxy materials for the 2005 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 6, 2005.

Item 6.  Exhibits.
------------------

3.1    Charter of SI Financial Group, Inc. (1)

3.2    Bylaws of SI Financial Group, Inc. (1)

4.0    Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1   SI Financial Group, Inc. 2005 Equity Incentive Plan (2)

31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

      (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333- 116381.

      (2) Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SI FINANCIAL GROUP, INC.


August 10, 2005                 By: /s/ Rheo A. Brouillard
                                   ---------------------------------------------
                                    Rheo A. Brouillard
                                    President and Chief Executive Officer
                                    (principal executive officer)



August 10, 2005                 By: /s/ Brian J. Hull
                                   ---------------------------------------------
                                    Brian J. Hull
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)