Form 10-Q
period 2005-09-30
SI Financial Group, Inc.
filed 2005-11-10
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 12,563,750 shares of the Registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited / Dollars in Thousands, Except Share Amounts)	September 30, 2005	December 31, 2004
ASSETS:
Cash and due from banks:
Noninterest-bearing deposits and cash	$17,468	$21,647
Interest-bearing deposits	9,398	8,728
Federal funds sold	2,300	400

Cash and cash equivalents	29,166	30,775

Available for sale securities, at fair value	117,199	120,557
Loans held for sale	157	200
Loans receivable (net of allowance for loan losses of $3.6 million at September 30, 2005 and $3.2 million at December 31, 2004)	493,679	447,957
Accrued interest receivable	3,037	2,638
Federal Home Loan Bank Stock, at cost	5,638	4,313
Cash surrender value of bank-owned life insurance	7,767	7,561
Other real estate owned	350	—
Premises and equipment, net	8,394	6,586
Core deposit intangible	219	292
Deferred tax asset, net	2,662	2,044
Other assets	2,448	1,726

TOTAL ASSETS	$670,716	$624,649

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$51,021	$46,049
Interest-bearing	435,283	411,709

Total deposits	486,304	457,758

Mortgagors’ and investors’ escrow accounts	1,399	2,722
Federal Home Loan Bank advances	91,128	72,674
Junior subordinated debt owed to unconsolidated trust	7,217	7,217
Accrued expenses and other liabilities	4,186	3,469

TOTAL LIABILITIES	590,234	543,840

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued and outstanding at September 30, 2005 and December 31, 2004)	126	126
Additional paid-in capital	52,159	50,947
Unallocated common shares held by ESOP	(4,844)	(4,844)
Unearned restricted shares	(2,301)	—
Retained earnings	36,689	34,870
Accumulated other comprehensive loss	(1,347)	(290)

TOTAL STOCKHOLDERS’ EQUITY	80,482	80,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,716	$624,649

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited / Dollars in Thousands)	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$7,382	$6,115	$20,808	$17,980
Investment securities:
Taxable	1,185	880	3,567	2,572
Tax-exempt	5	6	16	18
Dividends	62	39	169	93
Other	77	111	235	174

TOTAL INTEREST AND DIVIDEND INCOME	8,711	7,151	24,795	20,837

Interest expense:
Deposits	2,237	1,614	6,057	4,647
Federal Home Loan Bank advances	842	669	2,211	2,017
Subordinated debt	127	91	354	267

TOTAL INTEREST EXPENSE	3,206	2,374	8,622	6,931

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES	5,505	4,777	16,173	13,906

Provision for loan losses	75	100	310	400

NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES	5,430	4,677	15,863	13,506

Noninterest income:
Service fees	1,094	747	3,102	2,194
Wealth management fees	233	240	745	727
Increase in cash surrender value of bank-owned life insurance	69	70	206	229
Net gain (loss) on available for sale securities	24	(355)	59	(169)
Net gain (loss) on sale of loans	26	11	173	(9)
Other	(21)	41	96	86

TOTAL NONINTEREST INCOME	1,425	754	4,381	3,058

Noninterest expenses:
Salaries and employee benefits	3,269	2,500	9,142	7,336
Occupancy and equipment	929	732	2,726	2,688
Computer and electronic banking services	436	405	1,322	1,245
Outside professional services	247	150	907	529
Marketing	202	143	517	364
Impairment charge – other asset	—	—	—	51
Contribution to SI Financial Group Foundation	—	2,513	—	2,513
Other real estate operations	30	(73)	36	12
Other	525	627	1,793	1,650

TOTAL NONINTEREST EXPENSES	5,638	6,997	16,443	16,388

INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,217	(1,566)	3,801	176

Income tax provision (benefit)	405	(556)	1,242	(10)

NET INCOME (LOSS)	$812	$(1,010)	$2,559	$186

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2005	2004	2005	2004
NET INCOME PER COMMON SHARE:
Basic	$0.07	N/A	$0.21	N/A
Diluted	$0.07	N/A	$0.21	N/A

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,026,119	N/A	12,064,016	N/A
Diluted	12,146,514	N/A	12,101,886	N/A

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held By ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Unaudited / Dollars in Thousands, Except Share Amounts)	Shares	Dollars
BALANCE AT DECEMBER 31, 2003	—	$—	$—	$—	$—	$33,582	$517	$34,099

Issuance of common stock for initial public offering, net of expenses of $1.8 million	5,025,500	50	48,430	—	—	—	—	48,480

Issuance of common stock to SI Bancorp, MHC	7,286,975	73	(73)	—	—	—	—	—

Issuance of common stock to SI Financial Group Foundation including additional tax benefit due to higher basis for tax purposes	251,275	3	2,578	—	—	—	—	2,581

Shares purchased for ESOP	—	—	—	(4,925)	—	—	—	(4,925)

Comprehensive loss:
Net income	—	—	—	—	—	186	—	186
Change in net unrealized losses on available for sale securities, net of taxes	—	—	—	—	—	—	(532)	(532)

Total comprehensive loss	—	—	—	—	—	186	(532)	(346)

BALANCE AT SEPTEMBER 30, 2004	12,563,750	$126	$50,935	$(4,925)	$—	$33,768	$(15)	$79,889

BALANCE AT DECEMBER 31, 2004	12,563,750	$126	$50,947	$(4,844)	$—	$34,870	$(290)	$80,809

Cash dividends declared ($0.03 per share)	—	—	—	—	—	(475)	—	(475)

Restricted share grants and purchases	—	—	1,113	—	(2,487)	(265)	—	(1,639)

Equity incentive plan shares earned	—	—	99	—	186	—	—	285

Comprehensive income:
Net income	—	—	—	—	—	2,559	—	2,559
Change in net unrealized losses on available for sale securities, net of taxes	—	—	—	—	—	—	(1,057)	(1,057)

Total comprehensive income	—	—	—	—	—	2,559	(1,057)	1,502

BALANCE AT SEPTEMBER 30, 2005	12,563,750	$126	$52,159	$(4,844)	$(2,301)	$36,689	$(1,347)	$80,482

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited / Dollars in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,559	$186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	310	400
Contribution of common stock to charitable foundation	—	2,513
Employee stock ownership plan expense	270	—
Equity incentive plan expense	285	—
Amortization and accretion of investment premiums and discounts, net	49	89
Amortization and accretion of loan premiums and discounts, net	181	230
Depreciation and amortization of premises and equipment	972	802
Amortization of core deposit intangible	73	73
Amortization of deferred debt issuance costs	26	26
Amortization of mortgage servicing rights	46	—
Net loss (gain) on available for sale securities	(59)	169
Deferred income taxes	(73)	—
Loans originated for sale	(6,186)	(14,251)
Proceeds from sale of loans	6,247	14,242
Net loss (gain) on sale of loans	(173)	9
Net gain on sale of bank premises and equipment	(31)	—
Write-down of other real estate owned	—	60
Increase in cash surrender value of bank-owned life insurance	(206)	(229)
Impairment charge – long-lived assets	—	337
Impairment charge – other assets	—	51
Change in operating assets and liabilities:
Accrued interest receivable	(399)	(202)
Other assets	(795)	(142)
Accrued expenses and other liabilities	289	(191)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,385	4,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,819)	(61,770)
Proceeds from sales of available for sale securities	159	22,596
Proceeds from maturities of and principal repayments on available for sale securities	20,427	18,693
Proceeds from maturities of and principal repayments on held to maturity securities	—	1,376
Net increase in loans	(74,068)	(36,658)
Proceeds from sale of loans held for investment	27,660	—
Purchases of Federal Home Loan Bank stock	(1,325)	(1,243)
Proceeds from sale of other real estate owned	—	268
Proceeds from sale of bank premises and equipment	485	—
Purchases of bank premises and equipment	(3,234)	(927)

NET CASH USED IN INVESTING ACTIVITIES	(48,715)	(57,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	28,546	30,020
Net decrease in mortgagors’ and investors’ escrow accounts	(1,323)	(1,321)
Proceeds from Federal Home Loan Bank advances	42,827	21,687
Repayments of Federal Home Loan Bank advances	(24,373)	(18,004)
Net proceeds from common stock offering	—	48,480

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
(Unaudited / Dollars in Thousands)	2005	2004
Acquisition of common stock by ESOP	—	(4,925)
Cash dividends paid	(317)	—
Purchase common stock for equity incentive plan	(1,639)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,721	75,937

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,609)	22,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,775	29,577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,166	$52,021

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,467	$6,874

Income taxes paid	$1,402	$921

Transfer of loans to other real estate owned	$350	$—

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2004

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

The Bank established the ESOP for the benefit of its eligible employees. The Bank borrowed the necessary funds from the Company to purchase 3.92%, or 492,499 shares, of the common shares issued and outstanding. The Bank intends to make annual contributions adequate to fund the payment of regular debt service requirements under the ESOP.

The Bank’s deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank is headquartered in Willimantic, Connecticut with sixteen offices in eastern Connecticut. The Bank is a full service community-oriented financial institution dedicated to servicing the financial service needs of its consumer and commercial customers within its market area.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2004 contained in the Company’s Form 10-K.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2004

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operation and cash flows as of and for the period covered herein. The results of operation for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the twelve months ending December 31, 2005.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This Statement replaces Accounting Principles Board Opinion No. 20 (“APB 20”), “Accounting Changes” and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. In accordance with the prior guidance of APB 20, most voluntary changes in an accounting principle required recognizing the cumulative effect of a change in accounting principle in net income in the period of change. SFAS 154 requires retrospective application to prior periods’ financial statements for the direct effects of a change in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Indirect effects of a change in accounting principle should be recognized in the period of accounting change. SFAS 154 carries forward the guidance of APB 20 relating to the reporting for correction of an error in previously issued financial statements, change in accounting estimate and the justification requirement for a change in accounting principle on the basis of preferability. Provisions of this statement are effective for accounting changes made in the fiscal years beginning after December 15, 2005. At this time, the Company is uncertain how the application of SFAS 154 will impact prior period financial statements for the implementation of future accounting pronouncements.

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had no anti-dilutive common shares outstanding for the three and nine months ended September 30, 2005. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$812	$(1,010)	$2,559	$186

Weighted-average common shares outstanding:
Basic	12,026,119	N/A	12,064,016	N/A
Effect of dilutive stock options and restrictive stock awards	120,395	N/A	37,870	N/A

Diluted	12,146,514	N/A	12,101,886	N/A

Net income per common share:
Basic	$0.07	N/A	$0.21	N/A
Diluted	$0.07	N/A	$0.21	N/A

Per common share data is not presented for the three months and the nine months ended September 30, 2004, as the Company had no shares outstanding prior to the Company’s initial public offering on September 30, 2004.

NOTE 3. INVESTMENT SECURITIES

The carrying values and approximate fair values of investment securities at September 30, 2005 and December 31, 2004 are as follows:

September 30, 2005 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$78,472	$63	$(1,451)	$77,084
Mortgage-backed securities	33,536	24	(709)	32,851
Corporate debt securities	4,543	2	(10)	4,535
Obligations of state and political subdivisions	1,499	55	—	1,554
Tax-exempt securities	560	—	—	560
Foreign government securities	75	—	—	75

Total debt securities	118,685	144	(2,170)	116,659

Equity securities:
Marketable equity securities	555	—	(15)	540

TOTAL AVAILABLE FOR SALE SECURITIES	$119,240	$144	$(2,185)	$117,199

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2004

December 31, 2004 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$73,950	$201	$(475)	$73,676
Mortgage-backed securities	40,926	86	(418)	40,594
Corporate debt securities	3,498	65	—	3,563
Obligations of state and political subdivisions	1,499	85	—	1,584
Tax-exempt securities	560	—	—	560
Foreign government securities	75	—	—	75

Total debt securities	120,508	437	(893)	120,052

Equity securities:
Marketable equity securities	488	17	—	505

TOTAL AVAILABLE FOR SALE SECURITIES	$120,996	$454	$(893)	$120,557

NOTE 4. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the nine months ended September 30, 2005 and 2004 is as follows:

Nine Months Ended September 30, 2005 (Dollars in Thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(1,543)	$525	$(1,018)
Reclassification adjustment for gains recognized in net income	(59)	20	(39)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,602)	$545	$(1,057)

Nine Months Ended September 30, 2004 (Dollars in Thousands)	Before-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding losses arising during the period	$(976)	$333	$(643)
Reclassification adjustment for losses recognized in net income	169	(58)	111

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(807)	$275	$(532)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004 AND DECEMBER 31, 2004

NOTE 5. EQUITY INCENTIVE PLAN

At the annual meeting of stockholders on May 11, 2005, stockholders of the Company approved the SI Financial Group, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan.

On May 17, 2005, 467,000 options to purchase the Company’s common stock and 246,249 shares of restricted stock were awarded. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant with maximum terms of ten years. Both stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant.

Stock option and restricted stock awards are considered common stock equivalents for the purpose of computing earnings per share on a diluted basis.

The Company has elected to comply with FAS 123R beginning with the period ended June 30, 2005, prior to the mandatory compliance date for the Company of January 1, 2006. In accordance with FAS 123R, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of $189,000 and $285,000, respectively, for the three and nine months ended September 30, 2005 in connection with the stock option and restricted stock awards.

The weighted-average fair value of stock options granted on May 17, 2005 using the Black-Scholes option pricing model was $2.89 per share. Assumptions used to determine the weighted-average fair value of stock options granted were as follows:

Dividend yield:	1.50%
Expected volatility:	17.00%
Risk-free rate:	4.32%
Expected life in years:	10 years

NOTE 6. DIVIDENDS

On September 22, 2005, the Company’s Board of Directors declared a cash dividend of $0.03 per outstanding common share, which was paid on October 28, 2005, to stockholders of record as of the close of business on October 7, 2005. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend upon non-objection from the Office of Thrift Supervision (“OTS”).

NOTE 7. SUBSEQUENT EVENT

On November 2, 2005, the Bank signed an agreement to acquire certain assets of the former Circle Trust Company, currently under receivership of the Connecticut Banking Commissioner. The terms of the agreement require the Company to pay $680,000 in consideration for the acquisition of certain assets of the Private Trust Services and Bank Trust Services divisions of the former Circle Trust Company. This transaction is not expected to have a material impact on the financial condition of the Bank or the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following analysis discusses changes in financial condition at September 30, 2005 and December 31, 2004 and results of operation for the three and nine months ended September 30, 2005 and 2004 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document. This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in the Company’s 2004 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and the impairment of long-lived assets to be its critical accounting policies.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the allowance for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, the level of nonperforming loans, classified assets and charge-offs, economic conditions and other factors related to the collectibility of the loan portfolio. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on the Company’s historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increase the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans.

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

Impairment of Long-Lived Assets. The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles and certain liabilities that it has assumed, at fair value. This may involve making estimates based on third party valuations, appraisals, internal valuations, discounted cash flow analyses or other valuation techniques. Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by the Company, are presumed to have a useful life.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Summary:

Assets. The Company’s total assets increased $46.1 million, or 7.4%, to $670.7 million at September 30, 2005, as compared to $624.6 million at December 31, 2004, primarily due to increases in loans receivable, premises and equipment and Federal Home Loan Bank stock, at cost, offset by a decrease in available for sale securities and cash and cash equivalents. Net loans receivable increased $45.7 million, or 10.2%, to $493.7 million at September 30, 2005, reflecting loan originations of $134.2 million, offset by the sale of $33.9 million of predominately fixed-rate residential mortgage loans. Premises and equipment increased $1.8 million as a result of a rise in capital expenditures associated with branch expansion during the first nine months of 2005. Federal Home Loan Bank stock increased $1.3 million, directly correlated with an increase in FHLB advances. Available for sale securities decreased $3.4 million, or 2.8%, to $117.2 million, resulting primarily from a decrease in mortgage-backed securities, offset by an increase in U.S. government and agency obligations and corporate debt securities.

Liabilities. Total liabilities increased $46.4 million, or 8.5%, from December 31, 2004 to September 30, 2005 primarily as a result of increases in deposits and FHLB advances. Deposits, including mortgagors’ and investors’ escrow accounts, increased $27.2 million, or 5.9%, to $487.7 million at September 30, 2005. The increase in deposits reflects increases in NOW and money market accounts and variable-rate certificates of deposit, reflecting promotion and marketing initiatives and customers’ reluctance to invest funds in longer-term and lower-rate certificates of deposit during a rising interest rate environment. FHLB advances increased $18.5 million, or 25.4%, to $91.1 million at September 30, 2005 to fund loan originations and to invest in securities yielding greater returns than the cost of funds.

Equity. Total stockholders’ equity decreased $327,000 to $80.5 million at September 30, 2005, due to a decrease of $1.4 million related to stock option and restricted stock awards granted under the Company’s new equity incentive plan, dividends declared of $475,000, and an increase in net unrealized holding losses on available for sale securities aggregating $1.1 million (net of taxes), offset by net income of $2.6 million for the nine months ended September 30, 2005.

Investment Activities:

At September 30, 2005, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities which amounted to $117.2 million, or 17.5% of assets. At December 31, 2004, the Company’s available for sale securities totaled $120.6 million, or 19.3% of assets. The decrease in available for sale securities of $3.4 million, or 2.8%, was primarily due to a reduction in mortgage-backed securities resulting from principal repayments, offset by the purchase of U.S. government and agency obligations and corporate debt securities with a majority of the bond durations of five years or less. For the nine months ended September 30, 2005, the Company’s decision to invest primarily in U.S. government and agency obligations and corporate debt securities was based on a combination of higher-yielding interest rates and predictability of cash flows arising from these securities.

The net unrealized losses on available for sale securities, net of taxes, increased $1.1 million to $1.3 million for the nine months ended September 30, 2005, primarily due to a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury or government agencies or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Lending Activities:

General. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. However, the Company sold $33.9 million of predominately fixed-rate residential mortgage loans in 2005. At September 30, 2005 and December 31, 2004, loans held for sale were $157,000 and $200,000, respectively.

Loan Portfolio. At September 30, 2005, the Company’s loan portfolio, net, was $493.7 million, or 73.6% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2005		December 31, 2004
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$257,154	51.81%	$252,180	55.99%
Multi-family and commercial	95,171	19.18	82,213	18.25
Construction	42,778	8.62	35,773	7.94

Total real estate loans	395,103	79.61	370,166	82.18

Consumer loans:
Home equity	21,211	4.27	18,335	4.07
Other	2,945	0.59	2,790	0.62

Total consumer loans	24,156	4.86	21,125	4.69

Commercial business loans	77,064	15.53	59,123	13.13

TOTAL LOANS	496,323	100.00%	450,414	100.00%

Deferred loan origination costs, net of fees	925		743
Allowance for loan losses	(3,569)		(3,200)

LOANS RECEIVABLE, NET	$493,679		$447,957

The Company’s net loan portfolio increased $45.7 million, or 10.2%, resulting from strong loan originations, offset by loan sales of $33.9 million of predominately fixed-rate residential mortgage loans during the first nine months of 2005. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Despite the aforementioned mortgage loan sales, residential mortgage loans increased $5.0 million, or 2.0%, as a result of loan originations of $76.7 million. Commercial loans, including commercial real estate and commercial business loans, increased $30.9 million, or 21.9%, due to the Company’s continued emphasis on the commercial market. Consumer loans increased $3.0 million, or 14.4%, as a result of an increase in home equity lines of credit. The Company’s level of loan closings was strong due to several factors, including promotional and sales activities, competitive pricing initiatives, a strong housing market and a relatively stable local economy.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for losses inherent in the loan portfolio that are estimated to occur. The allowance is maintained through a provision for loan losses that is charged to earnings. Actual loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company evaluates the allowance for loan losses on a monthly basis.

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

The following table summarizes the activity in the allowance for loan losses at and for the three months and the nine months ended September 30, 2005 and 2004.

(Dollars in Thousands)	At and For the Three Months Ended September 30,		At and For the Nine Months Ended September 30,
	2005	2004	2005	2004
BALANCE AT BEGINNING OF PERIOD	$3,510	$2,967	$3,200	$2,688

Provision for loan losses	75	100	310	400
Loans charged-off	(24)	(18)	(27)	(63)
Recoveries of loans previously charged-off	8	7	86	31

Net recoveries (charge-offs)	(16)	(11)	59	(32)

BALANCE AT END OF PERIOD	$3,569	$3,056	$3,569	$3,056

Allowance for loan losses to total loans			0.72%	0.72%
Allowance for loan losses to nonperforming loans			1450.81%	198.7%

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

(Dollars in Thousands)	September 30, 2005	December 31, 2004
Nonaccrual loans:
Real estate loans	$231	$943
Commercial business loans	—	—
Consumer loans	15	1

Total nonaccrual loans	246	944

Real estate owned, net	350	—

TOTAL NONPERFORMING ASSETS	596	944

Troubled debt restructurings	74	76

TOTAL NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS	$670	$1,020

Total nonperforming loans to total loans	0.05%	0.21%
Total nonperforming loans to total assets	0.05	0.15
Total nonperforming assets and troubled debt restructurings to total assets	0.10	0.16

Other than the loans disclosed in the above table, there were no additional loans at September 30, 2005 that management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Deposits:

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated.

(Dollars in Thousands)	September 30, 2005	December 31, 2004	Change
Noninterest-bearing demand deposits	$51,021	$46,049	$4,972
NOW and money market accounts	124,124	110,564	13,560
Savings accounts (1)	90,845	95,310	(4,465)
Certificates of deposit (2)	221,713	208,557	13,156

TOTAL DEPOSITS	$487,703	$460,480	$27,223

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $1.4 million and $2.7 million at September 30, 2005 and December 31, 2004, respectively.
(2)	Includes brokered deposits of $5.0 million at September 30, 2005 and December 31, 2004.

Deposits, including mortgagors’ and investors’ escrow accounts, increased $27.2 million, or 5.9%, to $487.7 million at September 30, 2005. An increase in personal and commercial checking accounts contributed to the rise in noninterest-bearing demand deposits. Interest-bearing deposits increased $22.3 million, or 5.4%, primarily due to promotion and marketing initiatives, aggressive pricing on certificates of deposit to attract additional funds and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in the Company’s market area. The decrease in savings accounts of $4.5 million was mainly due to a reduction in money market savings accounts and mortgagors’ and investors’ escrow accounts as a result of periodic real estate tax disbursements.

Analysis of Net Interest and Dividend Income

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

At or For The Three Months Ended September 30, (Dollars in Thousands)	2005			2004
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(2)	$483,944	$7,382	6.05%	$416,175	$6,115	5.85%
Investment securities (3)	127,894	1,254	3.89	92,710	927	3.98
Other interest-earning assets	11,324	77	2.70	30,855	111	1.43

TOTAL INTEREST-EARNING ASSETS	623,162	8,713	5.55	539,740	7,153	5.27

Noninterest-earning assets	39,644			42,541

TOTAL ASSETS	$662,806			$582,281

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$124,692	212	0.67	$113,089	101	0.36
Savings (4)	92,098	221	0.95	92,711	183	0.79
Certificates of deposit (5)	217,373	1,804	3.29	194,750	1,330	2.72

Total interest-bearing deposits	434,163	2,237	2.04	400,550	1,614	1.60

FHLB advances	85,223	842	3.92	66,194	669	4.02
Subordinated debt	7,217	127	6.98	7,217	91	5.02

TOTAL INTEREST-BEARING LIABILITIES	526,603	3,206	2.42	473,961	2,374	1.99

Noninterest-bearing liabilities	54,713			72,721

TOTAL LIABILITIES	581,316			546,682

TOTAL STOCKHOLDERS’ EQUITY	81,490			35,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,806			$582,281

NET INTEREST-EARNING ASSETS	$96,559			$65,779

TAX EQUIVALENT NET INTEREST AND DIVIDEND INCOME (3)		5,507			4,779

TAX EQUIVALENT INTEREST RATE SPREAD (6)			3.13			3.28

TAX EQUIVALENT NET INTEREST MARGIN AS A PERCENTAGE OF INTEREST-EARNING ASSETS (7)			3.51			3.52

AVERAGE OF INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			118.34			113.88

LESS: TAX EQUIVALENT ADJUSTMENT (3)		(2)			(2)

NET INTEREST AND DIVIDEND INCOME PER STATEMENTS OF INCOME		$5,505			$4,777

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

At or For The Nine Months Ended September 30, (Dollars in Thousands)	2005			2004
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(2)	$461,508	$20,808	6.03%	$403,800	$17,980	5.95%
Investment securities (3)	128,520	3,758	3.91	89,169	2,689	4.03
Other interest-earning assets	11,975	235	2.62	19,220	174	1.21

TOTAL INTEREST-EARNING ASSETS	602,003	24,801	5.51	512,189	20,843	5.44

Noninterest-earning assets	39,707			39,367

TOTAL ASSETS	$641,710			$551,556

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$117,147	459	0.52	$108,593	283	0.35
Savings (4)	93,320	622	0.89	90,871	454	0.67
Certificates of deposit (5)	213,690	4,976	3.11	191,754	3,910	2.72

Total interest-bearing deposits	424,157	6,057	1.91	391,218	4,647	1.59

FHLB advances	76,579	2,211	3.86	64,583	2,017	4.17
Subordinated debt	7,217	354	6.56	7,217	267	4.94

TOTAL INTEREST-BEARING LIABILITIES	507,953	8,622	2.27	463,018	6,931	2.00

Noninterest-bearing liabilities	52,405			53,448

TOTAL LIABILITIES	560,358			516,466

TOTAL STOCKHOLDERS’ EQUITY	81,352			35,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,710			$551,556

NET INTEREST-EARNING ASSETS	$94,050			$49,171

TAX EQUIVALENT NET INTEREST AND DIVIDEND INCOME (3)		16,179			13,912

TAX EQUIVALENT INTEREST RATE SPREAD (6)			3.24			3.44

TAX EQUIVALENT NET INTEREST MARGIN AS A PERCENTAGE OF INTEREST-EARNING ASSETS (7)			3.59			3.63

AVERAGE OF INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			118.52			110.62

LESS: TAX EQUIVALENT ADJUSTMENT (3)		(6)			(6)

NET INTEREST AND DIVIDEND INCOME PER STATEMENTS OF INCOME		$16,173			$13,906

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

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

(Dollars in Thousands)	Three Months Ended September 30, 2005 and 2004			Nine Months Ended September 30, 2005 and 2004
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$226	$1,041	$1,267	$244	$2,584	$2,828
Investment securities (3)	(135)	462	327	(132)	1,201	1,069
Other interest-earning assets	185	(219)	(34)	119	(58)	61

TOTAL INTEREST-EARNING ASSETS	276	1,284	1,560	231	3,727	3,958

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	445	178	623	900	510	1,410
FHLB advances	(109)	282	173	(231)	425	194
Subordinated debt	36	—	36	87	—	87

TOTAL INTEREST-BEARING LIABILITIES	372	460	832	756	935	1,691

CHANGE IN NET INTEREST AND DIVIDEND INCOME (3)	$(96)	$824	$728	$(525)	$2,792	$2,267

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loans fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three Months and the Nine Months Ended September 30, 2005 and 2004

General. The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses primarily consist of salaries and employee benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $812,000 for the three months ended September 30, 2005, an increase of $1.8 million compared to a net loss of $1.0 million for the three months ended September 30, 2004. The increase was primarily attributable to a decrease in noninterest expenses of $1.4 million and increases of $728,000 in net interest and dividend income and $671,000 in noninterest income and a decrease of $25,000 in the provision for loan losses, offset by an increase of $961,000 in the provision for income taxes.

Net income increased $2.4 million to $2.6 million for the nine months ended September 30, 2005 due to increases in net interest and dividend income of $2.3 million, noninterest income of $1.3 million and a decrease of $90,000 in the provision for loan losses, offset by increases of $1.3 million in the provision for income taxes and $55,000 in noninterest expenses.

For both the three months and the nine months ended September 30, 2005, net interest and dividend income rose in response to an increase in average interest-earning assets, offset by an increase in the cost of funds. Despite increases in net interest and dividend income, the net interest margin decreased 1 basis point for the three months ended September 30, 2005 and 4 basis points for the nine months ended September 30, 2005. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest and dividend income.

For the three months and the nine months ended September 30, 2004, noninterest expenses included a contribution of $2.5 million to SI Financial Group Foundation.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 21.8%, to $8.7 million for the three months ended September 30, 2005 as a result of an increase in the volume of interest-earning assets from $539.7 million to $623.2 million and an increase in the average yield on interest-earning assets from 5.27% to 5.55%. Interest income from loans increased as a result of increases of $67.8 million in the average balance and 20 basis points in the average yield from 5.85% to 6.05%. Although the average yield declined 9 basis points in the third quarter of 2005, interest and dividend income on investment securities increased in response to an increase of $35.2 million in the average amount of securities outstanding.

For the nine months ended September 30, 2005, interest and dividend income increased $4.0 million to $24.8 million due to a higher average balance of earning assets and a 7 basis point increase in the average yield from 5.44% to 5.51%. The average balance on loans and investment securities increased $57.7 million and $39.4 million, respectively. The average yield on loans increased 8 basis points while the average yield on investment securities decreased 12 basis points.

Interest Expense. Interest expense increased $832,000, or 35.0%, to $3.2 million for the three months ended September 30, 2005 compared to $2.4 million for the three months ended September 30, 2004 due primarily to increases in the average balance of interest-bearing deposit accounts and FHLB debt outstanding during the period, as well as an increase in the average yields paid on deposits and subordinated debt. The average rate paid on interest-bearing deposit accounts increased 44 basis points from 1.60% to 2.04% due primarily to aggressive pricing on certificates of deposit. The average yield on FHLB advances decreased from 4.02% to 3.92%, but increased on subordinated debt from 5.02% to 6.98% for the third quarter of 2005.

For the nine months ended September 30, 2005, interest expense increased $1.7 million as a result of increases in both the average balance of interest-bearing liabilities from $463.0 million to $508.0 million and the average yield from 2.00% to 2.27%. The increase of $32.9 million in interest-bearing deposits and $12.0 million in FHLB advances and the 32 basis point increase in the average yield on deposit accounts, which was partially offset by a 31 basis point decrease in the average rate of FHLB advances, were the primary reasons for the rise in interest expense for the period.

Provision for Loan Losses. The Company’s provision for loan losses decreased $25,000 to $75,000 for the three months ended September 30, 2005 from $100,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the provision for loan losses decreased $90,000 to $310,000 from $400,000 for the same period in 2004. Continued improvements in the real estate market has favorably impacted both the Company’s customers and the improved asset quality of the loan portfolio. The higher quality loan portfolio is evidenced by a reduction in nonperforming loans to $246,000 at September 30, 2005 compared to $1.5 million at September 30, 2004 and net recoveries from loan losses of $59,000 for the nine months ended September 30, 2005 compared to net charge-offs of $32,000 for the nine months ended September 30, 2004. Net charge-off for the three months ended September 30, 2005 were $16,000, an increase of $5,000, compared to $11,000 for the three months ended September 30, 2004. Despite improved asset quality, the Company continues to monitor the impact that the rise in short-term interest rates will have on variable-rate borrowers and the implications on the quality of the loan portfolio.

Noninterest Income. The following table shows the components of noninterest income and the dollar changes for the three months and the nine months ended September 30, 2005 and 2004.

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Service fees	$1,094	$747	$347	$3,102	$2,194	$908
Wealth management fees	233	240	(7)	745	727	18
Increase in cash surrender value of bank-owned life insurance	69	70	(1)	206	229	(23)
Net gain (loss) on sale of securities	24	(355)	379	59	(169)	228
Net gain (loss) on sale of loans	26	11	15	173	(9)	182
Other	(21)	41	(62)	96	86	10

TOTAL NONINTEREST INCOME	$1,425	$754	$671	$4,381	$3,058	$1,323

For both the three months and the nine months ended September 30, 2005, the rise in service fees resulted from the Bank’s new courtesy overdraft protection program offered to its deposit customers, which commenced in the first quarter of 2005, as well as electronic banking fees as a result of customers’ escalating usage of the Bank’s electronic banking products. Wealth management fees, which include trust and investment services fees, decreased for the three months ended September 30, 2005 which resulted from lower investment services fees and fees associated with the Bank’s insurance products due to reductions in sales volume. Additional assets under management for trust services contributed to the increase in wealth management fees for the nine months ended September 30, 2005. Decreases in cash surrender value of bank-owned life insurance policies related to lower interest rates for both the three and nine month ended September 30, 2005. Despite a reduction in the volume of securities sold resulting from unrealized losses on certain available for sale securities, 2005 experienced net gains on the sale of securities compared to net losses on the sale of securities in 2004. The net loss on the sale of securities for the three and nine months ended September 30, 2004 reflects management’s decision to mitigate the Bank’s exposure to corporate and non-agency mortgage-backed securities. Net gains on the sale of loans reflect the sale of $33.9 million of loans during the first nine months of 2005, compared to loan sales of $14.3 million for the same period in 2004. Other noninterest income included a net loss of $41,000 from the sale of a former branch location during the three months ended September 30, 2005 and a net gain of $31,000 from the sale of real property for the nine months ended September 30, 2005.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar changes for the three months and the nine months ended September 30, 2005 and 2004.

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Salaries and employee benefits	$3,269	$2,500	$769	$9,142	$7,336	$1,806
Occupancy and equipment	929	732	197	2,726	2,688	38
Computer and electronic banking services	436	405	31	1,322	1,245	77
Outside professional services	247	150	97	907	529	378
Marketing	202	143	59	517	364	153
Impairment charge – other assets	—	—	—	—	51	(51)
Contribution to Foundation	—	2,513	(2,513)	—	2,513	(2,513)
Other real estate operations	30	(73)	103	36	12	24
Other	525	627	(102)	1,793	1,650	143

TOTAL NONINTEREST EXPENSES	$5,638	$6,997	$(1,359)	$16,443	$16,388	$55

For both the three and the nine month periods of 2005, the increase in salaries and employee benefits primarily reflects additional salaries, benefits and taxes for elevated staffing levels in response to the expansion of branch facilities and the commercial lending division. The adoption of SFAS 123R during the second quarter of 2005, resulted in share-based compensation expense related to the amortization of stock option and restricted stock awards over their requisite service period of $189,000 and $285,000, respectively, for the three months and the nine months ended September 30, 2005. In addition, for the three months and the nine months ended September 30, 2005, the Company recorded compensation expense in connection with the employee stock ownership plan in the amount of $90,000 and $270,000, respectively. Increases in outside professional services were attributable to higher legal and auditing costs associated with the Company’s public reporting requirements and consulting costs for assistance with Sarbanes Oxley compliance. In 2005, marketing expenses increased as a result of an aggressive marketing campaign for the Bank’s products and services and promotions related to new branch openings. Additionally, other noninterest expenses increased due to a rise in printing and supplies related to various direct mailings to customers. The first nine months of 2004 included a $51,000 impairment charge which was recorded to reduce the carrying value of the Company’s investment in a Small Business Investment Company (“SBIC”) limited partnership, an impairment charge of $337,000 to reduce the carrying value on a former branch facility to its estimated net market value and a $60,000 charge to reduce the carrying value of other real estate owned property.

Income Tax Provision. For the three and nine months ended September 30, 2005, the Company’s income tax expense increased $961,000 and $1.3 million, respectively, as a result of higher taxable income. The effective tax rate for the three months ended September 30, 2005 and 2004 was 33.3% and 35.5%, respectively. The effective income tax rate for the nine months ended September 30, 2005 and 2004 was 32.7% and 5.7%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $29.2 million, which included interest-bearing deposits, including federal funds sold, of $11.7 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $117.2 million at September 30, 2005. In addition, at September 30, 2005, the Company had the ability to borrow a total of approximately $192.7 million from the FHLB, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $91.1 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

At September 30, 2005, the Company had $94.7 million in loan commitments outstanding, which included $28.4 million in undisbursed construction loans, $21.4 million in unused home equity lines of credit, $10.1 million in commercial lines of credit and $1.1 million in standby letters of credit. Certificates of deposit due within one year of September 30, 2005 totaled $94.7 million, or 19.4%, of total deposits (including mortgagors’ and investors’ escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit in the current interest rate environment. If these maturing certificates of deposit do not remain with the Company, it will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than it currently pays on the certificates of deposit. Additionally, the Company maintains a shorter duration in its securities portfolio to provide necessary liquidity to compensate for any deposit outflows. The Company believes, based on past experience that a significant portion of the Company’s certificates of deposit will remain with it. The Company has the ability to attract and retain deposits by favorably adjusting the interest rates offered to its customers.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2005, the Company originated $134.2 million of loans and purchased $18.8 million of securities. For the twelve months ended December 31, 2004, the Company originated $178.4 million of loans and purchased $90.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and FHLB advances. Liquidity needed to fund asset growth has been provided through deposits, FHLB borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $27.2 million, $43.2 million and $19.0 million for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net increase of $18.5 million in FHLB advances for the nine months ended September 30, 2005 to fund loan demand and to invest in securities. The Company had net increases of $15.5 million and $13.3 million in FHLB advances for the years ended December 31, 2004 and 2003, respectively. For the nine months ended September 30, 2005, the Company utilized $1.6 million for the purchase of common shares to fund restricted stock awards during the third quarter of 2005.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s 10-K for the year ended December 31, 2004. There were no material changes in the Company’s payments due under contractual obligations during the nine months ended September 30, 2005.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2005 and December 31, 2004 are as follows:

(Dollars in Thousands)	September 30, 2005	December 31, 2004
Commitments to extend credit: (1)
Future loan commitments (2)	$32,509	$27,073
Undisbursed construction loans	28,429	27,527
Undisbursed home equity lines of credit	21,380	19,351
Undisbursed commercial lines of credit	10,082	8,433
Overdraft protection lines	1,208	1,060
Standby letters of credit (3)	1,124	997

TOTAL COMMITMENTS	$94,732	$84,441

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
(2)	Includes fixed-rate loan commitments of $9.1 million at interest rates ranging from 4.500% to 7.625% and $10.2 million at interest rates ranging from 4.875% to 7.125% at September 30, 2005 and December 31, 2004, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a SBIC and made a commitment to make a capital investment of $1.0 million in the limited partnership. At September 30, 2005 and December 31, 2004, the Bank’s remaining off-balance sheet commitment for capital investment in the SBIC was approximately $194,000.

In 2004, the Bank established the ESOP for the benefit of its eligible employees. As of December 31, 2004, the Bank repaid principal payments on the loan to the ESOP of $56,000 and released 8,069 shares held in a suspense account for allocation to participants. As of September 30, 2005, the amount of unallocated common shares held in the suspense account totaled 484,430, with a fair value of $6.0 million, representing a potential commitment of the Bank to the ESOP.

For the nine months ended September 30, 2005, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operation or cash flows.

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

At September 30, 2005 and December 31, 2004, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2005 and December 31, 2004.

September 30, 2005 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$66,462	17.19%	$30,931	8.00%	$38,663	10.00%
Tier I Capital to Risk Weighted Assets	62,900	16.27	15,464	4.00	23,196	6.00
Tier I Capital to Total Assets	62,900	9.66	26,046	4.00	32,557	5.00
Tangible Equity Ratio	62,900	9.66	9,767	1.50	N/A	N/A

December 31, 2004 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$63,459	18.03%	$28,157	8.00%	$35,196	10.00%
Tier I Capital to Risk Weighted Assets	60,253	17.12	14,078	4.00	21,117	6.00
Tier I Capital to Total Assets	60,253	9.99	24,125	4.00	30,157	5.00
Tangible Equity Ratio	60,253	9.99	9,047	1.50	N/A	N/A

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest and dividend income for the next twelve and twenty-four month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2005 and at December 31, 2004 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 18% in a flat interest rate environment, between 5% and 12% in an increasing interest rate environment and between 18% and 36% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 8% and 24% in a flat interest rate environment, between 6% and 18% in a rising rate environment and between 6% and 48% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest and dividend income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 300 basis points. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption was 200 basis points at September 30, 2005 and 100 basis points at December 31, 2004. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of September 30, 2005 and December 31, 2004, the Company’s estimated exposure as a percentage of estimated net interest and dividend income for the twelve-month and twenty-four month periods are as follows:

September 30, 2005:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(5.99)%	(7.64)%
100 basis point increase in rates	0.83	1.26
200 basis point decrease in rates	(4.38)	(7.24)

December 31, 2004:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(9.95)%	(12.57)%
100 basis point increase in rates	(3.20)	(4.25)
100 basis point decrease in rates	(3.70)	(6.35)

As of September 30, 2005, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four month periods if interest rate increase 300 basis points or if interest rates decrease 200 basis points. Net interest and dividend income is positively impacted if interest rates increase 100 basis points. Using net interest and dividend income for the quarter ended September 30, 2005, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $145,000, assuming a 34% income tax rate.

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

For both the twelve and twenty-four month periods, the effect on net interest and dividend income has improved, in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 300 basis points at September 30, 2005 compared to December 31, 2004, as a result of the Company’s strategy to better position the balance sheet for the eventual rise in market interest rates primarily through the sale of fixed-rate residential mortgages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2005.

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

SI FINANCIAL GROUP, INC.

November 10, 2005	By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

November 10, 2005	By:	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer
(principal financial and accounting officer)