Form 10-K
period 2005-12-31
SI Financial Group, Inc.
filed 2006-03-30
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $57.3 million, which was computed by reference to the closing price of $11.66, at which the common equity was sold as of June 30, 2005. Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 15, 2006, there were 12,499,586 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of SI Financial Group, Inc. (the “Company”). These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I.

Item 1. Business.

General

In certain instances where appropriate, the terms “we,” “us” and “our” refer to SI Financial Group, Inc. and Savings Institute Bank and Trust Company or both.

SI Financial Group, Inc. was established on August 6, 2004 to become the parent holding company for Savings Institute Bank and Trust Company (the “Bank” or “Savings Institute”) upon the conversion of the Bank’s former parent, SI Bancorp, Inc., from a state-chartered to a federally-chartered mutual holding company. At the same time, the Bank also converted from a state-chartered to a federally-chartered savings bank. The Bank is a wholly-owned subsidiary of the Company and management of the Company and the Bank are substantially similar. The Company neither owns nor leases any property, but instead uses the premises, equipment and other property of the Bank. Thus, the financial information and discussion contained herein primarily relates to the activities of the Bank.

The Bank was incorporated by an act of the Connecticut legislature in 1842 under the name Willimantic Savings Institute. It was shortened to Savings Institute in 1991 to reflect the Bank’s expanded geographic territory. In 2000, the Bank converted to stock form and became the wholly-owned subsidiary of SI Bancorp, Inc., a Connecticut-chartered mutual holding company. On August 6, 2004, Savings Institute converted to a federal charter and now operates under the name Savings Institute Bank and Trust Company. At that time, SI Bancorp, Inc. converted to a federal charter operating under the name SI Bancorp, MHC and transferred all of the common stock of the Bank to SI Financial Group, Inc. On September 30, 2004, the Company completed its minority stock offering with the sale of 5,025,500 shares of its common stock to the public, 251,275 shares contributed to SI Financial Group Foundation and 7,286,975 issued to SI Bancorp, MHC.

The Bank operates as a community-oriented financial institution offering a full range of financial services to consumers and businesses in its market area, including insurance, trust and investment services. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family residential, multi-family and commercial real estate, commercial business and consumer loans, which it holds primarily for investment.

Asset Purchase

On November 15, 2005, the Company acquired certain assets of two trust services businesses, Private Trust Services and Bank Trust Services (“SI Trust Servicing”), from the former Circle Trust Company headquartered in Darien, Connecticut. SI Trust Servicing, located in Rutland, Vermont, is a third-party provider of trust outsourcing services for community banks. The acquisition presents significant growth opportunities in the Bank’s wealth management business and is expected to increase noninterest income and be accretive to earnings.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). The information on the Company’s website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford. The Bank operates seventeen offices in Windham, New London, Tolland and Hartford Counties, which the Bank considers its primary market area. The economy in its market area is primarily oriented to the educational, service, entertainment, manufacturing and retail industries.

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County’s population in 2005 was approximately 115,000 and consisted of 43,000 households. The population increased approximately 5.6% from 2000. Median household income in Windham County is $49,000, compared to $59,000 for Connecticut as a whole and $44,000 nationally. The surrounding counties of Hartford, New London and Tolland Counties have median household incomes of $56,000, $55,000 and $65,000, respectively.

Competition

The Bank faces significant competition for the attraction of deposits and origination of loans. The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), the Bank held approximately 18.28% of the deposits in Windham County, which is the largest market share out of 11 financial institutions with offices in this county. Also, at June 30, 2005, the Bank held approximately 0.82% of the deposits in Hartford, New London and Tolland Counties, which is the 15th market share out of 35 financial institutions with offices in these counties. Banks owned by Bank of America Corp., Webster Bank Financial Corporation, TD Banknorth Group, Inc., Sovereign Bancorp., Inc. and Citizens Financial Group, Inc., all of which are large regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

The Bank’s competition for loans comes primarily from financial institutions in its market area, and to a lesser extent from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans. The Bank historically and currently originates loans primarily for investment purposes. At December 31, 2005, the Bank had $107,000 in loans that were held for sale.

The following table summarizes the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$266,739	51.66%	$252,180	55.99%	$226,881	58.29%	$213,831	63.29%	$193,672	65.36%
Multi-family and commercial	100,926	19.54	82,213	18.25	73,428	18.87	61,214	18.12	56,376	19.02
Construction	47,325	9.16	35,773	7.94	20,652	5.30	21,104	6.25	10,155	3.43

Total real estate loans	414,990	80.36	370,166	82.18	320,961	82.46	296,149	87.66	260,203	87.81

Consumer loans:
Home equity	20,562	3.98	18,335	4.07	14,411	3.70	10,786	3.19	7,752	2.62
Other	3,294	0.64	2,790	0.62	3,107	0.80	3,936	1.16	7,174	2.42

Total consumer loans	23,856	4.62	21,125	4.69	17,518	4.50	14,722	4.35	14,926	5.04
Commercial business loans	77,552	15.02	59,123	13.13	50,746	13.04	27,003	7.99	21,192	7.15

Total loans	516,398	100.00%	450,414	100.00%	389,225	100.00%	337,874	100.00%	296,321	100.00%

Deferred loan origination costs, net of fees	1,048		743		387		(209)		(349)
Allowance for loan losses	(3,671)		(3,200)		(2,688)		(3,067)		(2,861)

Loans, net	$513,775		$447,957		$386,924		$334,598		$293,111

One- to Four-Family Residential Loans. The Bank’s primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area. The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s own pricing criteria and competitive market conditions.

The Bank offers fixed-rate loans with terms of 15, 20 or 30 years. The Bank’s adjustable-rate mortgage loans are based on 15, 20 or 30 year amortization schedules. Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or 10-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make the Bank’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Generally, the Bank does not originate conventional loans with loan-to-value ratios exceeding 95% and generally originates loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. The Bank requires all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser and requires title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on property located in a flood zone, before closing the loan.

In an effort to provide financing for moderate income and first-time buyers, the Bank offers Federal Housing Authority, Veterans Administration and Connecticut Housing Finance Agency loans and a first-time home buyers program. The Bank offers fixed-rate residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans. The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. The Bank’s multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions as well as owner occupied properties located in its market area and used for businesses. The Bank intends to continue to emphasize this segment of its loan portfolio.

The Bank originates adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically

2.5-3.5% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. At December 31, 2005, the largest outstanding multi-family or commercial real estate loan commitment was $3.0 million, of which $2.9 million was outstanding. This loan is secured by the assets of a healthcare facility and was performing according to its terms at December 31, 2005.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios of at least 1.20. The debt service coverage ratio is equal to cash flows before interest, depreciation and required principal payments divided by amounts paid for interest and required principal payments. Environmental surveys are generally required for commercial real estate loans over $250,000.

Construction and Land Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 85% on residential construction and 75% on commercial construction of the lower of appraised value or cost of the project, whichever is less. At December 31, 2005, the largest outstanding residential construction loan commitment was for $1.3 million, all of which was outstanding. At December 31, 2005, the largest outstanding commercial construction loan commitment was $7.3 million, of which $2.8 million was outstanding. These loans were performing according to their terms at December 31, 2005. Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser. Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

The Bank also originates land loans to individuals and local contractors and developers only for the purpose of making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land of 75% for a 10-year loan and 60% for a 15-year loan, whichever is less. The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to 2.75% above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan. If applicable, title insurance and a hazardous waste survey reporting that the land is free of hazardous or toxic waste is required.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area. The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans-to-one-borrower limit, which was $6.0 million at December 31, 2005. The largest commercial loan was a $1.0 million loan secured by business assets, real estate and Small Business Administration guarantee, of which $983,000 was outstanding as of December 31, 2005. This loan was performing according to its terms at December 31, 2005.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months and will be paid over a pre-defined amortization period. Additional products such as time notes, letters of credit and Small Business Administration guaranteed loans are offered.

When originating commercial business loans, the Bank considers the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, viability of the industry in which the customer operates and the value of the collateral.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

The Bank offers equipment lease financing to its commercial customers. Financing is available up to 100% of the leased equipment and amortized over a period of one to three years. All commercial leasing loans, totaling $1.4 million, were performing according to terms at December 31, 2005.

Consumer Loans. The Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles as well as unsecured loans. Unsecured loans generally have a maximum borrowing limit of $15,000 and a maximum term of five years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. The Bank will offer home equity loans with maximum combined loan-to-value ratios of 100%, provided that loans in excess of 80% will be charged a higher rate of interest. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, Sales and Servicing. Loan originations come from a number of sources. The primary source of loan originations are the Bank’s in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers.

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the United States Department of Agriculture and the Small Business Administration. The loans are primarily for commercial and agricultural properties located throughout the United States. The Bank purchased $22.2 million and $12.2 million of these loans in fiscal 2005 and 2004, respectively.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained, based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs and manage interest rate risk. The Bank sold $35.5 million, $15.5 million and $23.0 million of loans in the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Bank retained the servicing rights on $71.7 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. Loans sold with recourse totaled $66,000 at December 31, 2005. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. The gross servicing fee income from loans sold with servicing rights retained is typically 25 or 37.5 basis points of the total balance of serviced loans. The servicing rights, included in other assets, related to these loans was $373,000 and $165,000 at December 31, 2005 and 2004, respectively. Amortization of mortgage servicing rights totaled $64,000, $24,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Loans at beginning of year	$450,414	$389,225	$337,874

Originations:
Real estate loans	154,166	147,899	180,962
Commercial business loans	12,635	14,465	10,034
Consumer loans	17,011	16,063	16,682

Total loan originations	183,812	178,427	207,678

Purchases	22,211	12,152	26,448

Deductions:
Principal loan repayments, prepayments and other, net	104,126	113,766	156,963
Loan sales	35,534	15,549	22,996
Loan charge-offs	29	75	2,113
Transfers to other real estate owned	350	—	703

Total deductions	140,039	129,390	182,775

Net increase in loans	65,984	61,189	51,351

Loans at end of year	$516,398	$450,414	$389,225

Loan Maturity. The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2005. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	Amounts Due In
(Dollars in Thousands)	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due
Real estate loans:
Residential – 1 to 4 family	$31	$4,653	$262,055	$266,739
Multi-family and commercial	287	2,504	98,135	100,926
Construction	10,469	1,999	34,857	47,325

Total real estate loans	10,787	9,156	395,047	414,990

Commercial business loans	7,379	8,262	61,911	77,552

Consumer loans	1,542	14,860	7,454	23,856

Total loans	$19,708	$32,278	$464,412	$516,398

While one- to four-family residential real estate loans are normally originated with up to 30-year terms; such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase, sale and refinancing activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The following table sets forth, at December 31, 2005, the dollar amount of gross loans receivable contractually due after December 31, 2006, and whether such loans have either fixed interest rates, floating or adjustable interest rates. The amounts shown below exclude deferred loan fees and costs and the allowance for loan losses and include $240,000 of nonperforming loans.

	Due After December 31, 2006
(Dollars in Thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential – 1 to 4 family	$200,451	$66,257	$266,708
Multi-family and commercial	9,787	90,852	100,639
Construction	28,382	8,474	36,856

Total real estate loans	238,620	165,583	404,203

Commercial business loans	38,133	32,040	70,173

Consumer loans	8,397	13,917	22,314

Total loans	$285,150	$211,540	$496,690

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. All residential mortgages and consumer home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors. The Loan Committee of the Board of Directors has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit of up to $6.0 million and (2) commercial and other consumer loans of up to $2.0 million. The President and the Senior Credit Officer have approval for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $359,650 for those that are non-conforming, (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for consumer home equity lines of credit or $1.0 million jointly for commercial and other consumer loans. The Senior Commercial Officer may approve home equity lines of credit and commercial loans of up to $200,000 individually or $500,000 with the additional approval of the President or Senior Credit Officer. Various bank personnel have been delegated authority to approve loans up to $359,650.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s stated capital and reserves. At December 31, 2005, the Bank’s regulatory limit on loans to one borrower was $9.9 million. At that date, the Bank’s largest lending relationship was $8.6 million representing two commercial business loans and a commercial construction loan for the construction of convalescent homes, of which $2.9 million was outstanding and performing according to the original repayment terms at December 31, 2005.

Loan Commitments. The Bank issues commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers and generally expire in 90 days or less from the date of application.

Delinquencies. When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, a letter is sent notifying the borrower that foreclosure proceedings will commence if the loan is not brought current within 30 days. Generally, when the loan becomes 120 days past due, the Bank will commence foreclosure proceedings against any real property that secures the loan or attempts to repossess any personal property that secures a consumer or commercial loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is typically sold at foreclosure. The Bank may consider loan repayment arrangements with certain borrowers under certain circumstances.

On a monthly basis, management informs the Board of Directors of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property.

The following table sets forth the delinquencies in the Bank’s loan portfolio as of the dates indicated.

	December 31, 2005				December 31, 2004
	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
(Dollars in Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
Residential – 1 to 4 family	—	$—	1	$80	5	$547	2	$522
Multi-family and commercial	—	—	1	74	—	—	3	421
Construction	—	—	—	—	—	—	—	—

Total real estate loans	—	—	2	154	5	547	5	943

Consumer loans:
Home equity	—	—	—	—	1	20	—	—
Other	—	—	2	5	—	—	1	1

Total consumer loans	—	—	2	5	1	20	1	1

Commercial business loans	—	—	—	—	—	—	—	—

Total delinquent loans (1)	—	$—	4	$159	6	$567	6	$944

(1)	Represents delinquent loans 60 days or more past due.

Classified Assets. Management of the Bank, including the Managed Asset Committee, consisting of a number of the Bank’s officers, review and classify the assets of the Bank on a monthly basis and the Board of Directors reviews the results of the reports on a quarterly basis. Federal regulations and the Bank’s internal policies require that management utilize an internal asset classification system to monitor and evaluate the credit risk inherent in its loan portfolio. The Bank currently classifies problem and potential problem assets as “substandard,” “doubtful,” “loss” or “special mention.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those assets that are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets characterized as “doubtful” have all the weaknesses inherent in those classified as “substandard” with the additional characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high probability of loss. Assets classified as “loss” are those assets considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. In addition, assets that do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated “special mention.” When an asset is classified as “substandard” or “doubtful,” a specific allowance for loan losses may be established. If an asset is classified as a “loss,” the Bank charges-off an amount equal to the portion of the asset classified as “loss.” All the loans mentioned above are included in the Bank’s Managed Asset Report. This report serves as an integral part in the evaluation of the adequacy of the Bank’s allowance for loan losses.

The following table sets forth the principal balance of the Bank’s classified loans as of December 31, 2005.

(Dollars in Thousands)	Loss	Doubtful	Substandard	Special Mention
Real estate loans:
Residential – 1 to 4 family	$—	$—	$643	$217
Multi-family and commercial	—	—	74	1,078
Construction	—	—	—	—

Total real estate loans	—	—	717	1,295

Consumer loans:
Home equity	—	—	—	—
Other	—	15	5	—

Total consumer loans	—	15	5	—

Commercial business loans	—	—	266	110

Total classified loans	$—	$15	$988	$1,405

At December 31, 2005, the Bank had no loss rated loans and two loans rated as doubtful. Of the $988,000 of substandard loans at December 31, 2005, $224,000 are considered nonperforming loans. The largest substandard loan is $204,000, which is no more than 30 days past due. Of the $1.4 million of special mention loans, no loan was more than 30 days past due at December 31, 2005.

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

The Bank considers repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs or fair value at the date of the foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income as incurred.

The following table provides information with respect to the Bank’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(Dollars in Thousands)	2005	2004	2003	2002	2001
Nonaccrual loans:
Real estate loans	$224	$943	$1,295	$1,347	$1,597
Commercial business loans	—	—	—	418	517
Consumer loans	16	1	—	72	29

Total nonaccrual loans	240	944	1,295	1,837	2,143

Accruing loans past due 90 days or more:
Real estate loans	—	—	—	5	46
Commercial business loans	—	—	—	—	1
Consumer loans	—	—	—	—	—

Total accruing loans past due 90 days or more	—	—	—	5	47

Total nonperforming loans	240	944	1,295	1,842	2,190

Real estate owned, net (1)	325	—	328	43	43

Total nonperforming assets	565	944	1,623	1,885	2,233

Troubled debt restructurings	74	76	77	78	78

Total nonperforming assets and troubled debt restructurings	$639	$1,020	$1,700	$1,963	$2,311

Ratios:
Total nonperforming loans to total loans	0.05%	0.21%	0.33%	0.55%	0.74%
Total nonperforming loans to total assets	0.03	0.15	0.25	0.38	0.51
Total nonperforming assets and troubled debt restructurings to total assets	0.09	0.16	0.33	0.40	0.54

(1)	Real estate owned balances are shown net of related loss allowance.

In addition to the loans disclosed in the above table, at December 31, 2005, the Bank identified eight loans totaling $764,000 in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the table above. The aforementioned loans have been classified as substandard and are contained in the classified loan table on the previous page.

Interest income that would have been recorded for the year ended December 31, 2005 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $15,000. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $5,000 for the year ended December 31, 2005.

Allowance for Loan Losses. The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. The Bank evaluates the allowance for loan losses on a monthly basis.

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•	Specific allowances for identified problem loans, including certain impaired or collateral-dependent loans;

•	General valuation allowance on certain identified problem loans;

•	General valuation allowance on the remainder of the loan portfolio; and

•	Unallocated component

Specific Allowance on Identified Problem Loans. The loan portfolio is segregated first between loans that are on the Bank’s “Managed Asset Report” and loans that are not. The Managed Asset Report includes: (1) loans that are 60 or more days delinquent, (2) loans with anticipated losses, (3) loans referred to attorneys for collection or in the process of foreclosure, (4) nonaccrual loans, (5) loans classified as “substandard,” “doubtful,” “loss” or “special mention” by either the Bank’s internal classification system or by regulators during the course of their examination of the Bank and (6) troubled debt restructurings and other nonperforming loans.

The Managed Asset Committee, consisting of Bank officers, reviews each loan on the Managed Asset Report and may establish an individual reserve allocation on certain loans based on such factors as (1) the strength of the customer’s personal or business cash flow; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of the borrower’s collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

The Bank also reviews and establishes, as needed, a specific allowance for certain identified non-homogeneous problem loans. In accordance with the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan-–an amendment of FASB Statement No. 114,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

General Valuation Allowance on Certain Identified Problem Loans. The Bank establishes a general allowance for loans on the Managed Asset Report that do not have an individual allowance. The Bank segregates these loans by loan category and assigns allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. The Bank establishes another general allowance for loans that are not on the Managed Asset Report to recognize the probable losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Bank’s historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Bank’s primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated annually to ensure their relevance in the current economic environment.

Unallocated Component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while management believes it has established its allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003	2002	2001
Allowance at beginning of year	$3,200	$2,688	$3,067	$2,861	$2,605

Provision for loan losses	410	550	1,602	537	440

Charge-offs:
Real estate loans	(17)	—	(1,523)	(77)	(40)
Commercial business loans	(1)	(13)	(374)	(111)	(218)
Consumer loans	(11)	(62)	(216)	(218)	(146)

Total charge-offs	(29)	(75)	(2,113)	(406)	(404)

Recoveries:
Real estate loans	70	19	89	35	40
Commercial business loans	3	6	24	32	161
Consumer loans	17	12	19	8	19

Total recoveries	90	37	132	75	220

Net recoveries (charge-offs)	61	(38)	(1,981)	(331)	(184)

Allowance at end of year	$3,671	$3,200	$2,688	$3,067	$2,861

Ratios:
Allowance to total loans outstanding at end of year	0.71%	0.71%	0.69%	0.91%	0.97%

Allowance to nonperforming loans	1529.58	338.98	207.57	166.50	130.64

Net recoveries (charge-offs) to average loans outstanding during the year	0.01	(0.01)	(0.55)	(0.11)	(0.07)

Recoveries to charge-offs	310.34	49.30	6.25	18.47	54.46

The Bank recorded net recoveries of $61,000 in 2005, as compared to net charge-offs for the prior years presented in the above table. The strong level of recoveries of previously charged-off loans and low charge-offs for 2005 were attributable to the quality loan portfolio with conservative underwriting practices and strong collection efforts. Charge-offs for 2003 included the charge-off of two commercial business loans and two commercial real estate loans that aggregated $1.8 million. The larger of the two commercial real estate loans, which at the time of charge-off had a principal balance of $1.6 million, was charged-off after the loan was nonperforming and the Bank determined that the value of the real estate underlying the loan was insufficient to cover the outstanding principal balance. Additionally, because we held a junior collateral position, the Bank determined that the likelihood of any recovery was remote. During the year ended December 31, 2003, charge-offs exceeded the provision for loan losses as specific allowances of $237,000 were established in prior periods for a portion of the charged-off loans once it had been determined that collection or liquidation in full was unlikely.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2005			2004			2003
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$2,639	71.89%	80.36%	$2,403	75.08%	82.18%	$2,093	77.86%	82.46%
Commercial business	892	24.29	15.02	641	20.02	13.13	461	17.15	13.04
Consumer loans	140	3.82	4.62	152	4.74	4.69	80	2.98	4.50
Unallocated	—	—	—	4	0.16	—	54	2.01	—

Total allowance for loan losses	$3,671	100.00%	100.00%	$3,200	100.00%	100.00%	$2,688	100.00%	100.00%

	December 31,
	2002			2001
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$2,237	72.94%	87.66%	$1,866	65.22%	87.81%
Commercial business	488	15.91	7.99	647	22.62	7.15
Consumer loans	318	10.37	4.35	277	9.68	5.04
Unallocated	24	0.78	—	71	2.48	—

Total allowance for loan losses	$3,067	100.00%	100.00%	$2,861	100.00%	100.00%

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds. The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2005.

The Company’s primary source of income continues to be derived from its loan portfolio. The investment portfolio is mainly used to meet the cash flow needs of the Company, provide adequate liquidity for the protection of customer deposits and yield a favorable return on investments. The type of securities and the maturity periods are dependent on the composition of the loan portfolio, interest rate risk, liquidity position and tax strategies of the Company. The Company’s investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns. The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee is responsible for approval of investment strategies and monitoring investment performance. The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the Chief Executive Officer and the Chief Financial Officer. These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee. Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the President and Chief Executive Officer or the Chief Financial Officer. Individual investment transactions are reviewed and approved by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), requires that securities be categorized as either “held to maturity,” “trading securities” or “available for sale” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity,” and reported in the financial statements at amortized cost, only if the Company has the positive intent and ability to hold those securities until maturity. Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities.” These securities are reported at fair value in the financial statements, with unrealized gains and losses recognized in earnings. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale securities.” These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of taxes.

At December 31, 2005, the Company’s investment portfolio, which consisted solely of available for sale securities, totaled $120.0 million and represented 17.3% of assets. The Company’s available for sale securities consisted primarily of government-sponsored enterprises with maturities of six years or less, U.S. government and agency securities with maturities of 15 years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 25 years or less, and corporate debt securities and securities of state and municipal governments.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2005		2004		2003
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale securities:
U.S. Government and agency securities	$4,820	$4,813	$6,039	$6,066	$7,139	$7,239
Government-sponsored enterprises	73,135	71,490	67,911	67,610	31,444	31,760
Mortgage-backed securities	37,346	36,538	40,926	40,594	19,050	18,364
Corporate debt securities	4,537	4,528	3,498	3,563	15,540	16,451
Obligations of state and political subdivisions	1,499	1,546	1,499	1,584	3,129	3,217
Tax-exempt	490	490	560	560	—	—
Other debt securities	75	74	75	75	75	75

Total debt securities	121,902	119,479	120,508	120,052	76,377	77,106

Marketable equity securities	555	540	488	505	531	587

Total available for sale securities	122,457	120,019	120,996	120,557	76,908	77,693

Held to maturity securities:
Mortgage-backed securities	—	—	—	—	1,728	1,344

Total securities	$122,457	$120,019	$120,996	$120,557	$78,636	$79,037

The Company had no investments that had an aggregate book value in excess of 10% of its stockholders’ equity at December 31, 2005.

The following table sets forth the amortized cost, weighted average yields and contractual maturities of securities at December 31, 2005. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2005, mortgage-backed securities with adjustable rates totaled $10.4 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and agency securities	$2,017	2.48%	$215	5.10%	$1,220	5.82%	$1,368	5.63%	$4,820	4.34%
Government-sponsored enterprises	6,499	2.66	64,885	3.67	1,751	3.96	—	—	73,135	3.59
Mortgage-backed securities	1	8.41	1,978	5.32	6,774	4.01	28,593	4.53	37,346	4.48
Corporate debt securities	—	—	—	—	—	—	4,537	5.22	4,537	5.22
Obligations of state and political subdivisions	—	—	999	6.80	—	—	500	5.67	1,499	6.42
Tax-exempt securities	70	3.88	280	3.88	140	3.88	—	—	490	3.88
Other debt securities	25	5.50	50	5.63	—	—	—	—	75	5.58

Total debt securities	8,612	2.64	68,407	3.77	9,885	4.22	34,998	4.68	121,902	3.99

Marketable equity securities	—	—	—	—	—	—	555	3.30	555	3.30

Total available for sale securities	$8,612	2.64	$68,407	3.77	$9,885	4.22	$35,553	4.66	$122,457	3.99

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Connecticut. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. The Bank also utilizes brokered certificates of deposits, which at December 31, 2005 amounted to $5.0 million, as an alternate source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, and even higher rates on long-term deposits, but not be the market leader in every account type and maturity.

The Bank also offers a variety of deposit accounts designed for the businesses operating in its market area. Business banking deposit products include a commercial checking account that provides an earnings credit to offset monthly service charges and a checking account specifically designed for small business and nonprofit organizations. Additionally, sweep accounts and money market accounts are available for businesses. The Bank has sought to increase its commercial deposits through the offering of these products, particularly to its commercial borrowers and to local municipalities.

The following table sets forth the deposit activity for the years indicated, including mortgagors’ and investors’ escrow accounts and brokered deposits.

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Beginning balance	$460,480	$417,311	$398,315

Increase before interest credited	43,265	36,833	12,389
Interest credited	8,537	6,336	6,607

Net increase in deposits	51,802	43,169	18,996

Ending balance (1)	$512,282	$460,480	$417,311

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.0 million, $2.7 million and $2.2 million at December 31, 2005, 2004 and 2003, respectively. Includes brokered deposits of $5.0 million at December 31, 2005, 2004 and 2003.

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
	2005		2004		2003
(Dollars in Thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$51,996	10.15%	$46,049	10.00%	$40,371	9.67%
NOW and money market accounts	125,156	24.43	110,564	24.01	101,852	24.41
Savings accounts (1)	90,879	17.74	95,310	20.70	89,846	21.53
Certificates of deposit (2)	244,251	47.68	208,557	45.29	185,242	44.39

Total deposits	$512,282	100.00%	$460,480	100.00%	$417,311	100.00%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.0 million, $2.7 million and $2.2 million at December 31, 2005, 2004 and 2003, respectively.
(2)	Includes brokered deposits of $5.0 million at December 31, 2005, 2004 and 2003.

The Bank had $65.0 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2005, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate
Maturity Period:
Three months or less	$8,923	3.58%
Over three through six months	5,685	2.73
Over six through twelve months	16,606	3.91
Over twelve months	33,766	4.09

Total	$64,980	3.85%

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, years to maturity and percent of total certificate accounts at December 31, 2005.

	Amount Due						Percent of Total Certificate Accounts
(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More Than Four Years	Total
1.24 – 2.00%	$36,303	$2,394	$18	$—	$—	$38,715	15.85%
2.01 – 3.00%	25,632	12,581	321	304	—	38,838	15.90
3.01 – 4.00%	16,603	15,462	8,575	5,723	250	46,613	19.09
4.01 – 5.00%	49,088	31,628	18,377	1,674	8,492	109,259	44.73
5.01 – 6.00%	2,094	8,195	4	302	—	10,595	4.34
6.01 – 6.78%	149	82	—	—	—	231	0.09

Total	$129,869	$70,342	$27,295	$8,003	$8,742	$244,251	100.00%

Borrowings. The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB generally limits advances to 25% of a member’s assets, and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The FHLB determines specific lines of credit for each member institution.

Advances from the FHLB increased $15.3 million, or 21.0%, for the year ended December 31, 2005 to $87.9 million. The new advances, which have longer durations, were obtained to mitigate interest rate risk by matching the durations of the longer-term mortgage loans in the loan portfolio. The increased borrowings were used as a supplement to deposits to fund asset growth.

Junior Subordinated Debt Owed to Unconsolidated Trust. To a lesser extent, the Company has utilized the proceeds raised from the issuance of trust preferred securities. In 2002, SI Capital Trust I (the “Trust”), a business trust formed by SI Bancorp, MHC (formerly SI Bancorp, Inc.), issued $7.0 million of preferred securities in a private placement and issued approximately 217 shares of common stock at $1,000 par value to SI Bancorp, MHC. The Trust used the proceeds of these issuances to purchase $7.2 million of SI Bancorp, MHC’s floating rate junior subordinated deferrable interest debentures. The interest rate on the debentures and the trust preferred securities is variable and adjustable quarterly at 3.70% over the six-month LIBOR. The interest rate on these securities at December 31, 2005 was 8.15%. A rate cap of 11.00% is effective through April 22, 2007. On September 24, 2004, all of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC, at which point, SI Capital Trust I became an unconsolidated subsidiary of the Company.

The debentures are the sole assets of SI Capital Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders. SI Bancorp, MHC’s obligations under the guarantee and the Company’s obligations under the debentures, the related indenture and the trust agreement relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of SI Capital Trust I under the trust preferred securities.

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

Additionally, the Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2005.

The following table sets forth information regarding the Company’s borrowings at the dates or for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$93,190	$72,674	$57,168
Subordinated debt	7,217	7,217	7,217
Other borrowings	—	—	1,951

Average balance outstanding during the year:
FHLB advances	$79,596	$65,154	$46,693
Subordinated debt	7,217	7,217	7,217
Other borrowings	—	—	1,233

Weighted average interest rate during the year:
FHLB advances	3.90%	4.12%	4.66%
Subordinated debt	6.86	5.14	4.99
Other borrowings	—	—	6.00

Balance outstanding at end of year:
FHLB advances	$87,929	$72,674	$57,168
Subordinated debt	7,217	7,217	7,217
Other borrowings	—	—	—

Weighted average interest rate at end of year:
FHLB advances	3.97%	3.80%	4.29%
Subordinated debt	8.15	5.92	4.85
Other borrowings	—	—	—

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions. Additionally, conservatorships and executorships are provided under various trust, wills and other agreements. The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality. Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business in order to accumulate assets and increase fee-based income. At December 31, 2005, trust assets under administration were $147.3 million, consisting of 364 accounts, the largest of which totaled $8.0 million, or 5.4% of the trust department’s total assets. The acquisition of SI Trust Servicing, in Rutland, Vermont, in November 2005 represented an opportunity for significant growth of the Bank’s wealth management business. SI Trust Servicing offers third-party trust outsourcing services to other community banks located throughout the country. As of December 31, 2005, SI Trust Servicing provided trust outsourcing services to thirteen clients, consisting of 4,767 accounts totaling $4.59 billion in assets. For the years ended December 31, 2005, 2004 and 2003, total trust services revenue was $1.0 million, $631,000 and $596,000, respectively.

Subsidiary Activities

The Company has one subsidiary other than the Savings Institute Bank and Trust Company. In 2002, SI Capital Trust I was established as a statutory trust under Delaware law as a wholly-owned subsidiary of SI Bancorp, MHC for the purpose of issuing trust preferred securities. SI Capital Trust I issued trust preferred securities on April 10, 2002. All of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC on September 24, 2004. At that point, SI Capital Trust I became a wholly-owned subsidiary of the Company. In accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” SI Capital Trust I is not consolidated for financial reporting purposes.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

803 Financial Corp . 803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates offices at the Bank and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2004 and 2003, the Bank received fees of $184,000 and $121,000, respectively, through its relationship with Infinex. Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex which was subsequently purchased by SI Financial Group, Inc. As of December 31, 2005 and 2004, 803 Financial Corp. had no other holdings or business activities.

SI Realty Company, Inc. SI Realty, established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2005, SI Realty had $539,000 in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage to manage and hold loans secured by real property. SI Mortgage qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was approximately $245,000 and $92,000 for the years ended December 31, 2005 and 2004, respectively.

Personnel

At December 31, 2005, the Company had 206 full-time employees and 40 part-time employees. None of the Company’s employees are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC, to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, SI Bancorp, MHC and the Bank and their operations. The Company and SI Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OTS, govern the activities of federal savings banks, such as the Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards:

•	a tangible capital ratio requirement of 1.5% of adjusted total assets;

•	a leverage ratio of 4% of Tier 1 (core) capital to adjusted total assets (3% for institutions receiving the highest rating on the CAMELS examination rating system); and

•	a risk-based capital ratio requirement of 8% of total capital (core and supplementary capital) to total risk-weighted assets of which at least half must be core capital

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

Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005, the Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See “Item 1. Business. Lending Activities – Loans to One Borrower.”

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines, which set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard. The Bank has not received any notice from the OTS that it has failed to meet any standard prescribed by the guidelines.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. “Portfolio assets” represent, in general, total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct business

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2005, the Bank maintained 76.03% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company, SI Bancorp, MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities in which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interest, are in excess of the greater of $25,000, or 5% of the Bank’s capital and surplus, and in any event any loans totaling $500,000 or more, must be approved in advance by a majority of the disinterested members of the Board of Directors.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report. The OTS assessments paid by the Bank for 2005 were $137,000.

Insurance of Deposit Accounts. The Bank is a member of the Bank Insurance Fund. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Bank Insurance Fund member institutions are determined semi-annually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Bank’s assessment paid for fiscal 2005 was $63,000. The FDIC has authority to increase insurance assessments. A material increase in Bank Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operation of the Bank. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the year ended December 31, 2005, Financing Corporation payments for Bank Insurance Fund members averaged 1.39 basis points of assessable deposits. At December 31, 2005, the Bank had paid all fees and assessments for deposit insurance.

The FDIC may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the FDIC based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the Bank Insurance Fund and Savings Association Insurance Fund must occur no later than the first day of the calendar quarter that begins 90 days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment. At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in FHLB. The Bank was in compliance with this requirement with an investment in FHLB at December 31, 2005 of $5.6 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Company’s net interest income would be negatively impacted.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OTS to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

The Bank received an “outstanding” rating, which is the highest possible rating, as a result of its most recent Community Reinvestment Act assessment.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $48.3 million; a 10% reserve ratio is applied above $48.3 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

Holding Company Regulation

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as SI Bancorp, MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; (4) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (5) furnishing or performing management services for a savings association subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (10) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

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

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. The Company has adopted this form of organization. The Company is the stock holding company subsidiary of SI Bancorp, MHC. The Company is permitted to engage in activities that are permitted for SI Bancorp, MHC subject to the same restrictions and conditions.

Waivers of Dividends by SI Bancorp, MHC. OTS regulations require SI Bancorp, MHC to notify the OTS if it proposes to waive receipt of dividends from the Company. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operating of the savings association subsidiary; and (ii) the mutual holding company’s Board of Directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

Privacy Requirements of the Gramm-Leach Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies and other financial institutions operating in the United States. Among other provisions, the GLBA places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the GLBA requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering and the USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2001. For its 2005 year, the Company’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those tax bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the institution failed certain tests. Approximately $3.7 million of the Bank’s accumulated tax-based bad debt reserves would not be recaptured into taxable income unless it makes a “non-dividend distribution” to the Company as described below.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.50% for fiscal year 2005) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank’s formation of a passive investment company in January 1999 substantially eliminates the state income tax expense of the Company and its subsidiaries under current law. See Item 1. Business. “Subsidiary Activities – SI Mortgage Company” for discussion of the Bank’s passive investment company.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	51	President and Chief Executive Officer of SI Financial Group, SI Bancorp, MHC and Savings Institute Bank and Trust Company

Brian J. Hull	45	Executive Vice President, Chief Financial Officer and Treasurer of SI Financial Group, SI Bancorp, MHC and Savings Institute Bank and Trust Company

Sonia M. Dudas	55	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company

Michael J. Moran	57	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company

William E. Anderson, Jr.	36	Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company

Laurie L. Gervais	41	Vice President and Director of Human Resources of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2005.

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

Sonia M. Dudas has been Senior Vice President and Senior Trust Officer since 1999. Ms. Dudas oversees wealth management services, which includes trust, investment and insurance operations since she joined Savings Institute Bank and Trust Company in 1992.

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

Item 1A. Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following factors.

•	The Company’s increased emphasis on commercial lending may expose it to increased lending risks. At December 31, 2005, $178.5 million, or 34.6%, of the Company’s loan portfolio consisted of commercial real estate and commercial business loans. The Company intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

•

The Company’s inability to achieve profitability on new branches may negatively impact its earnings. The Company considers its primary market area to consist of Hartford, New London, Tolland and Windham counties. However, the majority of the Company’s facilities are located in and a substantial portion of the Company’s business is derived from Windham county, which has a lower median household income and a higher unemployment rate than other counties in the Company’s market area and the rest of Connecticut. To address this, in recent years, the Company has expanded its presence throughout its market area and intends to pursue further expansion through the establishment of additional branches in Hartford, New London, Tolland and Middlesex counties, each of which has more favorable economic conditions than Windham County. The profitability of the Company’s expansion policy will depend on whether the income that it generates from the additional branches it establishes will offset the increased expenses resulting from operating new branches. The Company expects that it may take a period of time before new branches can become profitable, especially in areas in which it does not have an established presence. During this period, operating these new branches may negatively impact the Company’s net income.

•	Rising interest rates may hurt the Company’s profits. Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fourteen times, from 1.00% to 4.50%. While those short-term market interest rates (which the Bank uses as a guide to price its deposits) have increased, longer-term market interest rates (which the Bank uses as a guide to price its longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on the Company’s interest rate spread and net interest margin. If interest rates continue to rise, the Company’s net interest income and the value of its assets likely would be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increased more quickly than interest received on interest-earning assets, such as loans and investments, which would have a negative effect on the Company’s profitability.

•	Strong competition within the Company’s market area could hurt the Company’s profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2005, the Company held approximately 0.82% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 15th market share of deposits out of 35 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

•	The trading history of the Company’s common stock is characterized by low trading volume. The Company’s common stock may be subject to sudden decreases due to the volatility of the price of the Company’s common stock. The Company’s common stock trades on The Nasdaq National Market. Over the past 50 days, the average daily trading volume of its common stock was approximately 4,200 shares. The Company cannot predict whether a more active trading market in its common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of its common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in the Company’s operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which the Company operates;

•	press releases, announcements or publicity relating to the Company or the Company’s competitors or relating to trends in the Company’s industry;

•	changes in expectations as to the Company’s future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of the Company’s common stock;

•	changes in economic conditions in the Company’s marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting the Company’s competitors or the Company.

These factors may adversely affect the trading price of the Company’s common stock, regardless of its actual operating performance, and could prevent you from selling your common stock at or above the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Company’s common stock, regardless of its trading performance.

•	Due to the time it will take to deploy the offering proceeds into higher-yielding assets, the Company expects that its return on equity initially will lag behind other, more mature publicly-held mutual holding companies. Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Over time, the Company intends to deploy the net proceeds from the offering, which were initially invested into investment securities, into higher-yielding assets with the goal of increasing earnings per share and book value per share, without assuming undue risk, and achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and the Company cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in the Company’s common stock unattractive to some investors and might cause the Company’s common stock to trade at lower prices than comparable companies with higher returns on equity.

•	Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of the Company, which may adversely affect its stock price. Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, the Company’s per share stock price may be adversely affected.

•

SI Bancorp, MHC’s majority control of the Company’s common stock enables it to exercise voting control over most matters put to a vote of shareholders, including preventing a sale, a merger or a second-step conversion transaction. SI Bancorp, MHC owns a majority of the Company’s common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in your personal best interests as a shareholder. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which shareholders could receive a premium for their shares or to defeat a shareholder nominee for election to the Board of Directors of the Company. In addition, SI Bancorp, MHC may exercise its voting control to prevent a second-step conversion transaction. Preventing a second-step conversion transaction may result in a lower value of the Company’s stock price than otherwise could be achieved as, historically, fully-converted institutions trade at higher multiples than mutual holding companies. The matters as to which shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited.

•	The Company operates in a highly regulated environment and it may be adversely affected by changes in laws and regulations. The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, the Company’s chartering authority and the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits. SI Bancorp, MHC, the Company and the Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Company’s operations, the classification of its assets and determination of the level of the Bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Company’s operations.

•	The Company is subject to security and operational risks relating to use of its technology that could damage its reputation and business. Security breaches in the Company’s internet banking activities could expose it to possible liability and damage its reputation. Any compromise of the Company’s security also could deter customers from using its internet banking services that involve the transmission of confidential information. The Company relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect its systems from compromises or breaches of its security measures that could result in damage to its reputation and business. Additionally, the Company outsources its data processing to a third party. If the Company’s third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect its business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank conducts its business through its main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2005.

Location	Year Opened	Square Footage	Date of Lease Expiration		Own/ Lease		Net Book Value as of December 31, 2005
							(Dollars in thousands)
Main Office:
803 Main Street Willimantic, Connecticut 06226	1870	26,210	—		Own		$1,951

Branch Offices:
115 Main Street Hebron, Connecticut 06248	1974	2,400	—		Own		499
554 Exeter Road, Route 207 Lebanon, Connecticut 06249	1978	2,128	—		Own		245
9 Proulx Street Brooklyn, Connecticut 06234	1990	1,538	2010		Lease		200
85 Freshwater Boulevard Enfield, Connecticut 06082	1992	4,365	2007	(1)	Lease		15
Bell Park Plaza, 563 Hartford Pike Dayville, Connecticut 06241	1996	2,460	2006	(1)	Lease		5
971 Poquonnock Road Groton, Connecticut 06340	1997	3,373	2007	(2)	Lease		10
Big Y, 224 Salem Turnpike Norwich, Connecticut 06360	1998	575	2008	(2)	Lease		—
344 Prospect Street Moosup, Connecticut 06354	1998	2,160	2008	(2)	Lease		261
Shaw’s, 60 Cantor Drive Willimantic, Connecticut 06226	1998	421	2010	(1)	Lease		—
180 Westminster Road, Route 14 Canterbury, Connecticut 06331	1998	1,781	2008	(2)	Lease		27
Walmart, 474 Boston Post Road North Windham, Connecticut 06256	2000	540	2010	(1)	Lease		62
Walmart, Lisbon Landing, 180 River Road Lisbon, Connecticut 06351	2001	656	2006	(2)	Lease		105
East Brook Mall, 95 Storrs Road Mansfield Center, Connecticut 06250	2002	2,325	2022	(3)	Lease		509
1000 Sullivan Avenue South Windsor, Connecticut 06074	2005	2,955	2025	(2)	Lease		21
Mystic Plaza, 80 Stonington Road Stonington, Connecticut 06378	2005	3,436	2014	(3)	Lease		395
Meetinghouse Commons 200 Merrow Road, Route 195 Tolland, Connecticut 06084	2005	2,870	2015	(2)	Lease		283

Other Properties:
66 Routes 32 and 87 Franklin, Connecticut 06254	1983	2,380	—		Own		244
530 Stonington Road, Route 1 Stonington, Connecticut 06378	1987	1,960	2006	(1)	Lease	(4)	—
7 Ledgebrook Drive Mansfield, Connecticut 06250	1990	4,554	2007		Lease	(6)	9
779 Main Street Willimantic, Connecticut 06226	1999	8,182	—		Own	(7)	213
579 North Windham Road North Windham, CT 06256	2005	10,000	2010	(5)	Lease	(8)	421
80 West Street Rutland, Vermont 05701	2005	7,496	2011	(1)	Lease	(6)	—

Total:							$5,475

(1)	The Company has an option to renew this lease for one additional five-year period.

(2)	The Company has an option to renew this lease for two additional five-year periods.
(3)	The Company has an option to renew this lease for four additional five-year periods.
(4)	Premises vacated in May 2005 and branch office relocated to 80 Stonington Road location. The lease terminates in

July 2006.

(5)	The Company has an option to renew this lease for three additional five-year periods.
(6)	This facility houses trust operations.
(7)	A portion of this property includes a parking lot for the main office. The remainder of this property has been leased to a subtenant under a lease that expires in December 2007. The subtenant has an option to renew this lease for three additional five-year periods.
(8)	A portion of this facility is used for an employee training center.

Item 3. Legal Proceedings.

At December 31, 2005, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor the Bank is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq National Market (“NASDAQ”) under the trading symbol “SIFI.” The Company completed its initial public offering on September 30, 2004 and commenced trading on October 1, 2004. The following table sets forth the high and low sales prices of the common stock and the dividends declared per share of common stock for the periods indicated, as reported by NASDAQ. These high and low sales prices reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not represent actual transactions.

	Price Range		Dividends Declared
Year Ended December 31, 2005:	High	Low
First Quarter	$12.27	$10.75	$0.03
Second Quarter	11.76	9.74	0.03
Third Quarter	12.49	11.22	0.03
Fourth Quarter	12.26	10.81	0.03

	Price Range		Dividends Declared
Year Ended December 31, 2004:	High	Low
First Quarter	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A
Fourth Quarter	$12.40	$10.70	N/A

The continued payment of dividends is dependent upon the Company’s debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. The Company cannot guarantee that it will pay dividends or that, if paid, that it will not reduce or eliminate dividends in the future. See Item 1. Business. “Regulation and Supervision – Limitation on Capital Distributions” and Note 17 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

As of December 31, 2005, there were 12,551,186 shares of common stock outstanding, of which 7,286,975 were held by SI Bancorp, MHC, and were held by approximately 1,005 holders of record, including SI Bancorp, MHC.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	—	$—	—	—
November 1, 2005 through November 30, 2005	—	—	—	628,000
December 1, 2005 through December 31, 2005	12,564	11.74	12,564	615,436

Total	12,564	$11.74	12,564	615,436

(1)	On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 6. Selected Financial Data.

The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

Selected Financial Condition Data:	At December 31,
(Dollars in Thousands)	2005	2004	2003	2002	2001
Total assets	$691,868	$624,649	$518,141	$484,944	$427,522
Cash and cash equivalents	25,946	30,775	29,577	37,517	30,077
Securities held to maturity	—	—	1,728	9,463	13,197
Securities available for sale	120,019	120,557	77,693	87,914	78,697
Loans receivable, net	513,775	447,957	386,924	334,598	293,111
Deposits (1)	512,282	460,480	417,311	398,315	363,029
Federal Home Loan Bank advances	87,929	72,674	57,168	43,918	35,183
Junior subordinated debt owed to unconsolidated trust	7,217	7,217	7,217	7,217	—
Other borrowings	—	—	—	1,951	—
Total stockholders’ equity	80,043	80,809	34,099	31,408	27,816

Selected Operating Data:	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2005	2004	2003	2002	2001
Interest and dividend income	$33,905	$28,603	$27,930	$28,330	$27,607
Interest expense	12,131	9,400	9,346	11,014	13,154

Net interest and dividend income	21,774	19,203	18,584	17,316	14,453
Provision for loan losses	410	550	1,602	537	440

Net interest and dividend income after provision for loan losses	21,364	18,653	16,982	16,779	14,013
Noninterest income	6,310	4,185	4,722	3,284	3,362
Noninterest expenses	22,588	21,031	16,606	15,394	14,470

Income before income tax provision	5,086	1,807	5,098	4,669	2,905
Income tax provision	1,689	519	1,713	1,587	989

Net income	$3,397	$1,288	$3,385	$3,082	$1,916

Basic earnings per share	$0.28	N/A	N/A	N/A	N/A
Diluted earnings per share	$0.28	N/A	N/A	N/A	N/A

Selected Operating Ratios:	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets	0.52%	0.23%	0.67%	0.68%	0.48%
Return on average equity	4.19	2.77	10.34	10.46	7.19
Interest rate spread (2)	3.19	3.41	3.81	3.79	3.48
Net interest margin (3)	3.56	3.64	3.98	4.04	3.86
Noninterest expense to average assets (4)	3.47	3.71	3.30	3.39	3.64
Dividend payout ratio (5)	42.86	N/A	N/A	N/A	N/A
Efficiency ratio (6)	80.60	89.29	71.62	73.80	81.91
Average interest-earning assets to average interest-bearing liabilities	118.38	112.93	108.70	110.03	110.76
Average equity to average assets	12.45	8.21	6.51	6.49	6.71

Regulatory Capital Ratios:
Total risk-based capital ratio	16.79	18.03	12.45	12.12	11.51
Tier 1 risk-based capital ratio	15.87	17.12	11.50	11.00	10.38
Tier 1 capital ratio (7)	9.31	9.99	6.81	6.46	6.29
Tangible equity ratio	9.31	9.99	N/A	N/A	N/A

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.71	0.71	0.69	0.91	0.97
Allowance for loan losses as a percent of nonperforming loans	1529.58	338.98	207.57	166.50	130.64
Net recoveries (charge-offs) to average outstanding loans during the year	0.01	0.01	0.55	0.11	0.07

(1)	Includes mortgagors’ and investors’ escrow accounts.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	The noninterest expense to average assets ratio, excluding the effect of the contribution expense to SI Financial Group Foundation, was 3.27% for the year ended December 31, 2004.
(5)	Dividends declared per share divided by basic net income per common share. Dividends paid on shares held by SI Bancorp, MHC are waived and are excluded from this ratio. Comparable figures for 2004, 2003, 2002 and 2001 are not available.
(6)	Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains or losses on the sale of securities. The efficiency ratio, excluding the effect of the contribution to SI Financial Group Foundation, was 78.62% for the year ended December 31, 2004.
(7)	Represents tier 1 capital to total assets as required by OTS regulations at December 31, 2005 and 2004 and tier 1 capital to total average assets at December 31, 2003, 2002 and 2001 as required by FDIC regulations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions and other fees. The Company’s noninterest expenses primarily consist of employee compensation and benefits, occupancy, computer services, furniture and equipment, outside professional services, electronic banking fees, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

The following analysis discusses changes in the financial condition as of December 31, 2005 and 2004 and the results of operations for the years ended December 31, 2005, 2004 and 2003 and should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, appearing in Part IV, Item 15 of this document.

Management Strategy

The Company’s mission is to operate and grow a profitable community-oriented financial institution. The Company plans to achieve this by continuing its strategy of:

•	offering a full range of financial services;

•	expanding the branch network into new market areas;

•	pursuing opportunities to increase commercial lending in the Bank’s market area;

•	applying conservative underwriting practices to maintain the high quality of the Bank’s loan portfolio;

•	managing net interest margin and net interest spread by seeking to increase lending levels;

•	managing investment and borrowing portfolios to provide liquidity, enhance income and manage interest rate risk; and

•	increasing deposits by continuing to offer exceptional customer service and emphasizing the Bank’s commercial deposit offerings.

Offering a full range of financial services. The Bank has a long tradition of focusing on the needs of consumers and small and medium-sized businesses in the community and being an active corporate citizen. The Bank delivers personalized service and responds with flexibility to customers needs. The Bank believes its community orientation is attractive to its customers and distinguishes it from the large regional banks that operate in its market area and it intends to maintain this focus as it grows. In this context, the Bank is striving to become a true financial services company offering its customers one-stop shopping for all of their financial needs through banking, investments, insurance and trust products and services. The Bank hopes that its broad array of product offerings will deepen its relationships with its current customers and entice new customers to begin banking with them, ultimately increasing fee income and profitability.

The Company’s purchase of the net assets of SI Trust Servicing in November 2005, a third-party provider of trust outsourcing services for community banks, expands the products offered by the Bank, and offers a trust service to other community banks, while presenting significant growth opportunities for the Company’s wealth management business and earnings.

Expand branch network into new market areas. Since 2000, the Bank has opened a new branch office in each of North Windham, Lisbon, Mansfield Center, Tolland and South Windsor, Connecticut. The Bank intends to continue to pursue expansion in Hartford, New London, Tolland and Windham Counties in future years, whether through de novo branching or acquisition, and may consider exploring expansion opportunities in Middlesex County. The Bank anticipates the opening of its 18th office in East Lyme and its 19th office in Gales Ferry during the first and third quarters of 2006, respectively.

Pursue opportunities to increase commercial lending. Commercial real estate and commercial business loans increased $37.1 million and $17.2 million for the years ended December 31, 2005 and 2004, respectively, and at December 31, 2005 comprised approximately 34.6% of total loans. There are many multi-family and commercial properties and businesses located in the Bank’s market area and the larger lending relationships associated with these commercial opportunities may be pursued, while continuing to originate any such loans in accordance with what the Bank believes are conservative underwriting guidelines. Toward this end, the Bank has hired additional seasoned commercial lenders and offered new products to increase the Bank’s ability to serve the market.

Apply conservative underwriting practices and maintain high quality loan portfolio. The Bank believes that high asset quality is a key to long-term financial success. The Bank has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which it believes are conservative, and by diligent monitoring and collection efforts. Evidence of the Bank’s quality loan portfolio is the decrease in nonperforming loans from $944,000 at December 31, 2004 to $240,000 at December 31, 2005. At December 31, 2005, nonperforming loans were only 0.05% of total loan portfolio and 0.08% of total assets. Although the Bank intends to increase its multi-family and commercial real estate and commercial business lending, it intends to continue its philosophy of managing large loan exposures through a conservative approach to lending.

Manage net interest margin and net interest spread. The Company intends to continue to manage its net interest margin and net interest spread by seeking to increase lending levels. Loans secured by multi-family and commercial real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Consequently, multi-family and commercial real estate loans typically have higher yields, which increase the Company’s net interest margin and net interest spread.

Manage investment and borrowing portfolios. The Company’s liquidity, income and interest rate risk are affected by the management of its investment and borrowing portfolios. The Company has and may continue to leverage the additional capital from the offering by borrowing funds from the Federal Home Loan Bank and investing the funds in loans and investment securities in a manner consistent with its current portfolio. This leverage strategy, if implemented and assuming favorable market conditions, will provide additional liquidity, enhance earnings and help to manage interest rate risk.

Increase deposits. The Company’s primary source of funds is retail deposit accounts. Annually, deposits have continued to increase primarily due to competitive interest rates and the movement of customer funds out of riskier investments, including the stock market. The Company intends to continue to increase its deposits by continuing to offer exceptional customer service and by focusing on increasing its commercial deposits from small and medium-sized businesses through additional business banking products.

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

Although the Bank believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See Part I. Item 1. Business. “Lending Activities – Allowance for Loan Losses” and Notes 1 and 4 in the Notes to the Consolidated Financial Statements for additional information.

Impairment of Long-Lived Assets. The Company is required to record certain assets it has acquired, including identifiable intangible assets such as core deposit intangibles, goodwill and certain liabilities that it assumed at fair value, which may involve making estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Further, long-lived assets, including intangible assets and premises and equipment, that are held and used by us, are presumed to have a useful life. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible and long-lived assets. Additionally, long-lived assets are reviewed for impairment annually at a minimum or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment is indicated by that review, the asset is written down to its estimated fair value through a charge to noninterest expense. Testing for impairment is a subjective process, the application of which could result in different evaluations of impairment. See Notes 1, 4, 6 and 7 in the Notes to the Consolidated Financial Statements for additional information.

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

	For the Years Ended December 31,
	2005			2004			2003
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
INTEREST-EARNING ASSETS:
Loans (1)(2)	$472,010	$28,586	6.06%	$412,415	$24,545	5.95%	$360,655	$23,840	6.61%
Investment securities (3)	127,736	5,018	3.93	97,021	3,826	3.94	92,353	3,944	4.27
Other interest-earning assets	12,020	308	2.56	18,309	240	1.31	14,166	155	1.09

TOTAL INTEREST-EARNING ASSETS	611,766	33,912	5.54	527,745	28,611	5.42	467,174	27,939	5.98

Noninterest-earning assets	39,242			38,478			35,926

TOTAL ASSETS	$651,008			$566,223			$503,100

LIABILITIES AND EQUITY:
INTEREST-BEARING LIABILITIES:
Deposits:
NOW and money market	$118,858	653	0.55	$108,678	384	0.35	$98,543	424	0.43
Savings (4)	92,999	854	0.92	91,721	625	0.68	87,904	666	0.76
Certificates of deposit	218,102	7,021	3.22	194,569	5,337	2.74	185,181	5,507	2.97

Total interest-bearing deposits	429,959	8,528	1.98	394,968	6,346	1.61	371,628	6,597	1.78

FHLB advances	79,596	3,108	3.90	65,154	2,683	4.12	49,693	2,315	4.66
Subordinated debt	7,217	495	6.86	7,217	371	5.14	7,217	360	4.99
Other borrowings	—	—	—	—	—	—	1,233	74	6.00

TOTAL INTEREST-BEARING LIABILITIES	516,772	12,131	2.35	467,339	9,400	2.01	429,771	9,346	2.17
Noninterest-bearing liabilities	53,192			52,392			40,601

TOTAL LIABILITIES	569,964			519,731			470,372
TOTAL STOCKHOLDERS’ EQUITY	81,044			46,492			32,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$651,008			$566,223			$503,100

NET INTEREST-EARNING ASSETS	$94,994			$60,406			$37,403

TAX EQUIVALENT NET INTEREST INCOME (3)		21,781			19,211			18,593

TAX EQUIVALENT INTEREST RATE SPREAD (5)			3.19%			3.41%			3.81%
TAX EQUIVALENT NET INTEREST MARGIN AS A PERCENTAGE OF INTEREST-EARNING ASSETS (6)			3.56%			3.64%			3.98%
AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			118.38%			112.93%			108.70%
LESS: TAX EQUIVALENT ADJUSTMENT (3)		(7)			(8)			(9)

NET INTEREST INCOME		$21,774			$19,203			$18,584

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are immaterial.
(3)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Tax equivalent net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	2005 Compared to 2004			2004 Compared to 2003
(Dollars in Thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$549	$3,492	$4,041	$(2,515)	$3,220	$705
Investment securities (3)	(15)	1,207	1,192	(311)	193	(118)
Other interest-earning assets	129	(61)	68	45	40	85

TOTAL INTEREST-EARNING ASSETS	663	4,638	5,301	(2,781)	3,453	672

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	1,540	642	2,182	(591)	340	(251)
FHLB advances	(145)	570	425	(292)	660	368
Subordinated debt	124	—	124	11	—	11
Other borrowings	—	—	—	(37)	(37)	(74)

TOTAL INTEREST-BEARING LIABILITIES	1,519	1,212	2,731	(909)	963	54

CHANGE IN NET INTEREST AND DIVIDEND INCOME (5)	$(856)	$3,426	$2,570	$(1,872)	$2,490	$618

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are immaterial.
(3)	Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Presented on a tax equivalent basis.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Assets. The Company’s total assets increased $67.2 million, or 10.8%, to $691.9 million at December 31, 2005, as compared to $624.6 million at December 31, 2004, primarily due to increases loans receivable, and to a lesser extent, premises and equipment and FHLB stock. Net loans receivable increased $65.8 million, or 14.7%, to $513.8 million at December 31, 2005. All categories of the loan portfolio contributed to the increase in net loans receivable with commercial real estate, consumer and one- to four-family residential loans yielding the largest increases. In 2005, loan originations for commercial real estate and business loans increased 4.1% which reflects the Company’s emphasis on the commercial loan market in order to enhance earnings with higher yields on loans and to diversify the loan portfolio. Consumer and residential real estate loan originations increased 5.9% and 1.8%, respectively. The increase in net loans receivable was offset by loan sales of $35.5 million. Premises and equipment, net, increased $2.3 million, or 34.2%, to $8.8 million as a result of branch expansion and property acquired from the acquisition of SI Trust Services in 2005. FHLB stock increased $1.3 million to $5.6 million at December 31, 2005, resulting from the implementation of FHLB’s new capital plan and to support a higher level of FHLB borrowings.

Liabilities. Total liabilities increased $68.0 million, or 12.5%, from December 31, 2004 to December 31, 2005 primarily as a result of increases in deposits and FHLB advances. Deposits, including mortgagors’ and investors’ escrow accounts, increased $51.8 million, or 11.3%, to $512.3 million at December 31, 2005. The Company experienced increases in interest-bearing accounts, such as certificates of deposit and NOW and money market accounts due to greater deposit volume resulting from branch expansion, competitive pricing and marketing efforts. In addition, noninterest-bearing deposits increased primarily as a result of business checking deposit volume. FHLB advances increased $15.3 million, or 21.0%, to $87.9 million at December 31, 2005. The FHLB borrowing increases were primarily fixed-rate advances with terms of two to seven years used to fund loan growth and to manage interest rate risk.

Equity. Total stockholders’ equity decreased $766,000 to $80.0 million at December 31, 2005. The decrease in equity was primarily attributable to the implementation of the Company’s equity incentive plan at a cost of $2.5 million, an increase in net unrealized holding losses on available for sale securities aggregating $1.3 million (net of taxes), dividends declared of $590,000 and treasury share purchases of $148,000, offset by earnings of $3.4 million.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General. The Company recorded net income of $3.4 million for the year ended December 31, 2005, an increase of $2.1 million, compared to $1.3 million for the year ended December 31, 2004. The increase was primarily attributable to a $2.6 million increase in net interest and dividend income, a $2.1 million increase in noninterest income and a $140,000 decrease in the provision for loan losses, offset by increases of $1.6 million in noninterest expenses and $1.2 million in the provision for income taxes. The increase in net interest and dividend income in 2005 resulted primarily from an increase in average earning assets, offset by increases in the rate paid on deposit accounts and the average balance of FHLB advances. For the year ended December 31, 2004, noninterest expenses included a $2.5 million contribution of common stock to SI Financial Group Foundation, resulting in a charge to earnings of approximately $1.7 million after taxes.

Interest and Dividend Income. Total interest and dividend income increased $5.3 million, or 18.5%, for 2005. Average interest-earning assets increased $84.0 million, or 15.9%, to $611.8 million in 2005, mainly due to higher loan volume. Average loans increased $59.6 million and the rate earned on loans increased 11 basis points to 6.06% for 2005 from 5.95% for 2004. Increased volume on higher yielding commercial loans contributed to the rise in interest earned on loans for 2005. Average securities rose $30.7 million, while the yield nominally declined to 3.93% in 2005 from 3.94% in 2004.

Interest Expense. Interest expense increased $2.7 million, or 29.1%, to $12.1 million for 2005 compared to $9.4 million in 2004, primarily as a result of the rate paid on deposits. The yield on deposit accounts increased 37 basis points due to rising market interest rates and average deposits rose $35.0 million in 2005. Although the average balance remained constant, the rate paid on subordinated debt borrowings increased 172 basis points from 5.14% to 6.86%. Average FHLB advances increased $14.4 million, while the yield on FHLB borrowings declined 22 basis points to 3.90% for 2005.

Provision for Loan Losses. The Company’s provision for loan losses decreased $140,000 to $410,000 in 2005 from $550,000 in 2004. The Company’s conservative underwriting standards as well as a favorable real estate market have contributed to the quality of the loan portfolio. The quality of the loan portfolio is evidenced by a reduction in nonperforming loans to $240,000 from $944,000, respectively, and net recoveries from loan losses of $61,000 compared to net charge-offs of $38,000 for the years ended December 31, 2005 and 2004, respectively. Despite improved asset quality, the Company continues to monitor the impact that the rise in short-term interest rates will have on variable-rate borrowers and their ability to repay higher monthly interest payments.

Noninterest Income. Total noninterest income increased $2.1 million, or 50.8%, to $6.3 million in 2005. The following table shows the components of noninterest income and the dollar and percentage changes from 2004 to 2005.

	Years Ended December 31,		Change
(Dollars in Thousands)	2005	2004	Dollars	Percent
Service fees	$4,262	$2,941	$1,321	44.9%
Wealth management fees	1,301	942	359	38.1
Increase in cash surrender value of BOLI	276	303	(27)	(8.9)
Net gain (loss) on sale of securities	59	(166)	225	135.5
Net gain on sale of loans	190	55	135	245.5
Other	222	110	112	101.8

TOTAL NONINTEREST INCOME	$6,310	$4,185	$2,125	50.8

Service fees increased primarily as a result of the Bank’s courtesy overdraft protection program offered to its deposit customers, which commenced in the first quarter of 2005 and as a result of customers’ escalating usage of the Bank’s electronic banking products. Wealth management fees, which include trust and investment services fees, rose in part due to the acquisition of SI Trust Servicing in November 2005 and a larger balance of assets under management. The Company realized net gains on the sale of securities sold in 2005 compared to realized net losses in 2004. The volume of securities sold was greater in 2005 versus 2004. Net gains on the sale of loans reflect the sale of $35.5 million of loans in 2005 compared to $15.5 million in 2004. Increases in other noninterest income include a net gain of $40,000 on the sale of former branch locations and training center and a distribution of $107,000 in a small business investment corporation carried at cost.

Noninterest Expenses. Noninterest expenses increased by $1.6 million, or 7.4%, for 2005 as compared to 2004. The following table shows the components of noninterest expenses and the dollar and percentage changes from 2004 to 2005.

	Years Ended December 31,		Change
(Dollars in Thousands)	2005	2004	Dollar	Percent
Salaries and employee benefits	$12,102	$9,835	$2,267	23.1%
Occupancy and equipment	3,830	3,465	365	10.5
Computer and electronic banking services	1,823	1,678	145	8.6
Outside professional services	1,087	815	272	33.4
Marketing and advertising	794	513	281	54.8
Supplies	449	293	156	53.2
Contribution to SI Financial Group Foundation	—	2,513	(2,513)	(100.0)
Other	2,503	1,919	584	30.4

TOTAL NONINTEREST EXPENSES	$22,588	$21,031	$1,557	7.4

Increases in salaries, benefits and taxes reflects higher staffing levels related to branch expansion as well as the amortization of share-based compensation awards granted in 2005. The adoption of SFAS 123R during the second quarter of 2005 resulted in share-based compensation expense of $476,000, which represents the amortization of stock option and restricted stock awards over their requisite service period. In addition, the Company recorded compensation expense in connection with the employee stock ownership plan of $366,000 in 2005 compared to $93,000 in 2004. Additional facility leases, depreciation expense and other occupancy-related expenses associated with branch expansion resulted in the increase in occupancy and equipment expenses. In 2004, occupancy expense included a $337,000 impairment charge to reduce the carrying value of a former branch facility to its estimated net market value, which was ultimately sold in 2005. Electronic banking fees continue to rise as a result of greater electronic banking transactions. Increases in outside professional services, which primarily include legal and auditing services, were attributable to higher costs associated with the Company’s public reporting requirements and consulting costs for assistance with Sarbanes Oxley compliance. Marketing and advertising expenses increased as a result of aggressive marketing campaigns for the Bank’s products and services and promotions related to new branch openings. Other expenses were higher in 2005 mainly due to the implementation of the Bank’s remote branch capture system and the greater than anticipated losses on uncollectible items. In 2004, noninterest expenses included a $2.5 million contribution of the Company’s common stock to SI Financial Group Foundation in connection with the Company’s initial public offering during the third quarter of 2004 and a $51,000 impairment charge which was recorded to reduce the carrying value of the Company’s investment in a Small Business Investment Company (“SBIC”) limited partnership.

Income Tax Provision. The Company’s income tax provision increased $1.2 million to $1.7 million for 2005 compared to $519,000 in 2004 resulting from an increase in taxable income. The effective tax rate was 33.2% and 28.7% for 2005 and 2004, respectively. The lower 2004 effective tax rate reflects the Company’s contribution of stock to SI Financial Group Foundation.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003

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

Provision for Loan Losses. The Company’s provision for loan losses decreased $1.1 million to $550,000 in 2004 from $1.6 million in 2003. Continued improvements in the real estate market has favorably impacted both our customers and the quality of our loan portfolio and improved asset quality. A lower interest rate market, resulting in lower payments on loans, has positively affected our variable rate borrowers. The decreased provision also reflected that the Company experienced lower charge-offs for the year ended December 31, 2004 and nonperforming loans were lower at December 31, 2004 as compared to December 31, 2003. In addition, the higher provision in 2003 was the result of a $1.6 million write-off of a large commercial real estate loan.

Noninterest Income. Total noninterest income decreased $537,000, or 11.4%, to $4.2 million in 2004. The following table shows the components of noninterest income and the dollar and percentage changes from 2003 to 2004.

	Years Ended December 31,		Change
(Dollars in Thousands)	2004	2003	Dollars	Percent
Service fees	$2,941	$2,858	$83	2.9%
Wealth management fees	942	849	93	11.0
Increase in cash surrender value of BOLI	303	258	45	17.4
Net gain (loss) on sale of securities	(166)	121	(287)	(237.2)
Net gain on sale of loans	55	393	(338)	(86.0)
Other	110	243	(133)	(54.7)

TOTAL NONINTEREST INCOME	$4,185	$4,722	$(537)	(11.4)%

Increases in electronic banking fees contributed to higher service fees in 2004 as more customers utilize the Bank’s electronic banking products. Wealth management fees increased as a result of greater assets under management and more favorable portfolio performance than in 2003. The net decrease in gains on the sales of loans, which was impacted by lower loan sales in 2004 as compared to 2003, was the primary cause for the decrease in noninterest income. Noninterest income also decreased due to a loss on the sale of securities recorded in 2004 compared to a gain on the sale of securities in 2003.

Noninterest Expenses. Noninterest expenses increased by $4.4 million, or 26.6%, for 2004 as compared to 2003. The following table shows the components of noninterest expenses and the dollar and percentage changes from 2003 to 2004.

	Years Ended December 31,		Change
(Dollars in Thousands)	2004	2003	Dollar	Percent
Salaries and employee benefits	$9,835	$9,090	$745	8.2%
Occupancy and equipment	3,465	2,973	492	16.5
Computer and electronic banking services	1,678	1,420	258	18.2
Outside professional services	815	500	315	63.0
Marketing and advertising	513	387	126	32.6
Supplies	293	266	27	10.2
Contribution to SI Financial Group Foundation	2,513	—	2,513	—
Other	1,919	1,970	(51)	(2.6)

TOTAL NONINTEREST EXPENSES	$21,031	$16,606	$4,425	26.6%

The primary reason for the increase in noninterest expenses resulted from the $2.5 million contribution of the Company’s common stock to SI Financial Group Foundation in connection with the Company’s initial public offering during the third quarter of 2004. Salaries and related benefits and taxes increased $745,000, or 8.2%, in 2004 over the prior year as the Company increased staffing levels in preparation for the public offering, expansion of branch facilities and the commercial lending division as well as normal wage increases. The expansion initiatives and technological improvements increased occupancy, furniture and equipment and computer services expenses in 2004. Of the $435,000 increase in occupancy expense for 2004 over 2003, $337,000 was related to an impairment charge to reduce the carrying value of a former branch facility to its estimated net market value. Outside professional services, which primarily includes legal and auditing services, reflects an increase of $315,000 in 2004 compared to 2003 attributable to the Bank’s conversion from a state to federal charter and the additional costs associated with the increased reporting requirements and regulations of a publicly-held company. Electronic banking fees continue to rise as a result of greater electronic banking transactions.

Income Tax Provision. The Company’s income tax expense decreased $1.2 million to $519,000 for 2004 compared to $1.7 million in 2003. The decrease in tax expense was due to a decrease in taxable income which was unfavorably impacted by the $2.5 million contribution of the Company’s common shares to SI Financial Group Foundation. The effective tax rate was 28.7% and 33.6% for 2004 and 2003, respectively.

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

The Company regularly adjusts its investment in liquid assets based upon its assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of the Company’s asset/liability management, funds management and liquidity policies. The Company’s policy is to maintain liquid assets less short-term liabilities within a range of 12.5% to 20.0% of total assets. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term government-sponsored enterprises and mortgage-backed securities.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $25.9 million, including interest-bearing deposits and federal funds sold of $9.6 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $120.0 million at December 31, 2005. In addition, at December 31, 2005, the Company had the ability to borrow a total of approximately $210.3 million from the FHLB, which includes overnight lines of credit of $6.2 million. On that date, the Company had FHLB advances outstanding of $87.9 million and no overnight advances outstanding.

The Company believes that its most liquid assets combined with the available line from the FHLB provides adequate liquidity to meet its current financial obligations.

At December 31, 2005, the Bank had $91.1 million in loan commitments outstanding, which included $31.2 million in commitments to grant loans, $25.6 million in undisbursed construction loans, $21.5 million in unused home equity lines of credit, $10.8 million in commercial lines of credit, $1.3 million in overdraft protection lines and $812,000 in standby letters of credit. Certificates of deposit due within one year of December 31, 2005 totaled $129.9 million, or 25.4%, of total deposits (including mortgagors’ and investors’ escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit in a rising interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the year ended December 31, 2005, the Bank originated $183.8 million of loans and purchased $27.0 million of securities. In fiscal 2004, the Bank originated $178.4 million of loans and purchased $90.7 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Asset growth has outpaced deposit growth during the last three years. The increased liquidity needed to fund asset growth has been provided through increased FHLB borrowings, raising capital through the issuance of trust preferred securities and proceeds from the initial public offering. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts was $51.8 million, $43.2 million and $19.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. The Bank experienced increases in FHLB advances of $15.3 million, $15.5 million and $13.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Company’s shareholders approved an equity compensation plan (the “Equity Plan”). The Company utilized $2.9 million for the purchase of 246,249 common shares to fund all restricted stock award grants during the twelve months ended December 31, 2005. Additionally, the Company’s Board of Directors approved a plan to repurchase approximately 628,000 shares of the Company’s common stock. In 2005, the Company repurchased 12,564 shares, at a cost of $148,000, under this plan.

The Bank is subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. As a savings and loan holding company regulated by the OTS, the Company is not subject to any separate regulatory capital requirements. See Item 1. Business. “Regulation and Supervision – Regulation of Federal Savings Associations – Capital Requirements” and Note 14 in the Notes to the Consolidated Financial Statements for additional information relating to the Bank’s regulatory capital requirements.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2005.

	Payments Due by Period
(Dollars in Thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt obligations	$13,161	$34,768	$23,000	$17,000	$87,929
Operating lease obligations	1,163	2,208	2,000	7,753	13,124
Other long-term liabilities reflected on the balance sheet	—	—	—	7,217	7,217

TOTAL CONTRACTUAL OBLIGATIONS	$14,324	$36,976	$25,000	$31,970	$108,270

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004 are as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Commitments to extend credit: (1)
Future loan commitments (2)	$31,192	$27,073
Undisbursed construction loans	25,572	27,527
Undisbursed home equity lines of credit	21,481	19,351
Undisbursed commercial lines of credit	10,796	8,433
Overdraft protection lines	1,277	1,060
Standby letters of credit (3)	812	997

TOTAL COMMITMENTS	$91,130	$84,441

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Includes fixed rate loan commitments of $5.5 million at interest rates ranging from 4.875% to 8.000% and $10.2 million at interest rates ranging from 4.875% to 7.125% at December 31, 2005 and 2004, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a Small Business Investment Corporation (“SBIC”) and committed to a capital investment of $1.0 million in the limited partnership. At December 31, 2005 and 2004, the Bank’s remaining off-balance sheet commitment for capital investment was approximately $194,000. See Note 12 in the Notes to the Consolidated Financial Statements.

In 2004, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. At December 31, 2005, the Bank had repaid principal payments on the loan to the ESOP of $286,000 and allocated 7,675 shares and committed to release 32,295 shares held in suspense for allocation to participants in 2006. As of December 31, 2005, the amount of unallocated common shares held in suspense totaled 452,135, with a fair value of $5.0 million, which represents a potential commitment of the Bank to the ESOP. See Note 11 in the Notes to the Consolidated Financial Statements.

Outstanding commitments for the construction of new branch facilities in the aggregate totaled approximately $870,000 at December 31, 2005. See Note 6 in the Notes to the Consolidated Financial Statements.

As of December 31, 2005, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows. See Note 12 in the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changes in Prices

The financial statements and financial data presented within this document have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Impact of Recent Accounting Standards

Please refer to Note 1 - Nature of Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in the Notes to the Company’s Consolidated Financial Statements for a detailed discussion of new accounting pronouncements and the impact on the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest and dividend income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2005 and at December 31, 2004 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 18% in a flat interest rate environment, between 6% and 12% in an increasing interest rate environment and between 18% and 60% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 24% in a flat interest rate environment, between 6% and 18% in a rising rate environment and between 6% and 65% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest and dividend income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 300 basis points. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption was 200 basis points at December 31, 2005 and 100 basis points at December 31, 2004. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of December 31, 2005 and December 31, 2004, the Company’s estimated exposure as a percentage of estimated net interest and dividend income for the twelve-month and twenty-four-month periods are as follows:

As of December 31, 2005:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(3.36)%	(5.56)%
100 basis point increase in rates	0.44	1.54
200 basis point decrease in rates	(4.28)	(7.55)

As of December 31, 2004:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(9.95)%	(12.57)%
100 basis point increase in rates	(3.20)%	(4.25)%
100 basis point decrease in rates	(3.70)%	(6.35)%

As of December 31, 2005, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 300 basis points or if interest rates decreased 200 basis points and favorably impacted by a 100 basis point increase in rates. Using net interest and dividend income for the quarter ended December 31, 2005, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $148,000, assuming a 34% income tax rate.

As of December 31, 2004, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 or 300 basis points or if interest rates decreased 100 basis points. Using net interest and dividend income for the quarter ended December 31, 2004, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $140,000, assuming a 34% income tax rate.

For both the twelve and twenty-four-month periods, the effect on net interest and dividend income has improved, in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 300 basis points at December 31, 2005 compared to December 31, 2004, as a result of the Company’s strategy to better position the balance sheet for the continual rise in market interest rates primarily through the sale of fixed-rate residential mortgages.

Item 8. Financial Statements and Supplementary Data.

For the Company’s Consolidated Financial Statements, see index on page 62.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information concerning the directors and officers of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Form 10-K, the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1, “Business - Executive Officers of the Registrant” in this report.

Item 11. Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	463,500	$10.10	152,123
Equity compensation plans not approved by security holders	—	—	—
Total	463,500	$10.10	152,123

Item 13. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information relating to the principal accountant fees and expenses is incorporated herein by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm (Wolf & Company, P.C.)

•	Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)

•	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes hereto.

(3) Exhibits

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (1)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard (2)

10.2	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull (2)

10.3	Change in Control Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Michael J. Moran (2)

10.4	Form of Savings Institute Bank and Trust Company Employee Severance Compensation Plan (1)

10.5	Savings Institute Directors Retirement Plan (1)

10.6	Form of Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (1)

10.7	Savings Institute Group Term Replacement Plan (1)

10.8	Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (1)

10.9	Form of Savings Institute Director Deferred Fee Agreement (1)

10.10	Form of Savings Institute Director Consultation Plan (1)

10.11	Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Sonia M. Dudas (2)

10.12	SI Financial Group, Inc. 2005 Equity Incentive Plan (3)

10.13	Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Laurie L. Gervais

14.0	Code of Ethics and Business Conduct

21.0	List of Subsidiaries

23.0	Consent of McGladrey & Pullen, LLP

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.
(2)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.
(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 30, 2006

/s/ Brian J. Hull Brian J. Hull	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 30, 2006

/s/ Henry P. Hinckley Henry P. Hinckley	Chairman of the Board	March 30, 2006

/s/ Robert C. Cushman, Sr. Robert C. Cushman, Sr.	Director	March 30, 2006

/s/ Donna M. Evan Donna M. Evan	Director	March 30, 2006

/s/ Roger Engle Roger Engle	Director	March 30, 2006

/s/ Robert O. Gillard Robert O. Gillard	Director	March 30, 2006

/s/ Steven H. Townsend Steven H. Townsend	Director	March 30, 2006

/s/ Mark D. Alliod Mark D. Alliod	Director	March 30, 2006

SI FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SI Financial Group, Inc.

We have audited the accompanying consolidated statement of financial condition of SI Financial Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Financial Group, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

February 23, 2006

99 High Street • Boston, Massachusetts • 02110-2320 • Phone 617-439-9700 • Fax 617-542-0400

1500 Main Street • Suite 1500 • Springfield, Massachusetts • 01115 • Phone 413-747-9042 • Fax 413-739-5149

www.wolfandco.com

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

SI Financial Group, Inc. and Subsidiary

Willimantic, Connecticut

We have audited the accompanying consolidated statement of financial condition of SI Financial Group, Inc. and Subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Financial Group, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Haven, Connecticut

February 18, 2005

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Amounts)

	December 31,
	2005	2004
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,317	$21,647
Interest-bearing	6,829	8,728
Federal funds sold	2,800	400

Total cash and cash equivalents	25,946	30,775

Available for sale securities, at fair value	120,019	120,557
Loans held for sale	107	200
Loans receivable (net of allowance for loan losses of $3.7 million at December 31, 2005 and $3.2 million at December 31, 2004)	513,775	447,957
Accrued interest receivable	3,299	2,638
Federal Home Loan Bank Stock, at cost	5,638	4,313
Cash surrender value of bank-owned life insurance	7,837	7,561
Other real estate owned	325	—
Premises and equipment, net	8,838	6,586
Goodwill and other intangibles	817	292
Deferred tax asset, net	2,804	2,044
Other assets	2,463	1,726

TOTAL ASSETS	$691,868	$624,649

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$51,996	$46,049
Interest-bearing	457,301	411,709

Total deposits	509,297	457,758

Mortgagors’ and investors’ escrow accounts	2,985	2,722
Federal Home Loan Bank advances	87,929	72,674
Junior subordinated debt owed to unconsolidated trust	7,217	7,217
Accrued expenses and other liabilities	4,397	3,469

TOTAL LIABILITIES	611,825	543,840

Commitments and contingencies (notes 6, 11 and 12)

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued and 12,551,186 shares outstanding at December 31, 2005; 12,563,750 shares issued and outstanding at December 31, 2004)	126	126
Additional paid-in capital	51,155	50,947
Unallocated common shares held by ESOP	(4,521)	(4,844)
Unearned restricted shares	(2,176)	—
Retained earnings	37,216	34,870
Accumulated other comprehensive loss	(1,609)	(290)
Treasury stock, at cost (12,564 shares)	(148)	—

TOTAL STOCKHOLDERS’ EQUITY	80,043	80,809

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,868	$624,649

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts)

	Years Ended December 31,
	2005	2004	2003
Interest and dividend income:
Loans, including fees	$28,586	$24,545	$23,840
Investment securities:
Taxable interest	4,744	3,658	3,787
Tax-exempt interest	21	24	27
Dividends	246	136	121
Other	308	240	155

TOTAL INTEREST AND DIVIDEND INCOME	33,905	28,603	27,930

Interest expense:
Deposits	8,528	6,346	6,597
Federal Home Loan advances	3,108	2,683	2,315
Subordinated debt	495	371	360
Other borrowings	—	—	74

TOTAL INTEREST EXPENSE	12,131	9,400	9,346

NET INTEREST INCOME	21,774	19,203	18,584
Provision for loan losses	410	550	1,602

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,364	18,653	16,982

Noninterest income:
Service fees	4,262	2,941	2,858
Wealth management fees	1,301	942	849
Increase in cash surrender value of BOLI	276	303	258
Net gain (loss) on sale of securities	59	(166)	121
Net gain on sale of loans	190	55	393
Other	222	110	243

TOTAL NONINTEREST INCOME	6,310	4,185	4,722

Noninterest expenses:
Salaries and employee benefits	12,102	9,835	9,090
Occupancy and equipment	3,830	3,465	2,973
Computer and electronic banking services	1,823	1,678	1,420
Outside professional services	1,087	815	500
Marketing and advertising	794	513	387
Supplies	449	293	266
Contribution to SI Financial Group Foundation	—	2,513	—
Other	2,503	1,919	1,970

TOTAL NONINTEREST EXPENSES	22,588	21,031	16,606

INCOME BEFORE INCOME TAXES	5,086	1,807	5,098

Income tax provision	1,689	519	1,713

NET INCOME	$3,397	$1,288	$3,385

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - Concluded

(Dollars in Thousands, Except Share Amounts)

	Years Ended December 31,
	2005	2004	2003
Net income per common share:
Basic	$0.28	N/A	N/A
Diluted	$0.28	N/A	N/A
Weighted-average common shares outstanding:
Basic	12,016,800	N/A	N/A
Diluted	12,041,316	N/A	N/A

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity
	Shares	Dollars
BALANCE AT DECEMBER 31, 2002	—	$—	$—	$—	$—	$30,197	$1,211	$—	$31,408

Comprehensive income:
Net income	—	—	—	—	—	3,385	—	—	3,385
Change in net unrealized loss on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(694)	—	(694)

Total comprehensive income									2,691

BALANCE AT DECEMBER 31, 2003	—	—	—	—	—	33,582	517	—	34,099
Issuance of common stock for initial public offering, net of expenses of $1.8 million	5,025,500	50	48,430	—	—	—	—	—	48,480
Issuance of common stock to SI Bancorp, MHC	7,286,975	73	(73)	—	—	—	—	—	—
Issuance of common stock to SI Financial Group Foundation including additional tax benefit of $68 due to higher basis for tax purposes	251,275	3	2,578	—	—	—	—	—	2,581
Shares purchased for ESOP	—	—	—	(4,925)	—	—	—	—	(4,925)
Allocation of ESOP shares	—	—	12	81	—	—	—	—	93

Comprehensive income:
Net income	—	—	—	—	—	1,288	—	—	1,288
Change in net unrealized loss on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(807)	—	(807)

Total comprehensive income									481

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - Concluded

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity
	Shares	Dollars
BALANCE AT DECEMBER 31, 2004	12,563,750	126	50,947	(4,844)	—	34,870	(290)	—	80,809
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(590)	—	—	(590)
Restricted share grants and purchases	—	—	—	—	(2,487)	(461)	—	—	(2,948)
Equity incentive plan shares earned	—	—	165	—	311	—	—	—	476
Allocation of ESOP shares	—	—	43	323	—	—	—	—	366
Treasury stock purchased (12,564 shares)	—	—	—	—	—	—	—	(148)	(148)

Comprehensive income:
Net income	—	—	—	—	—	3,397	—	—	3,397
Change in net unrealized loss on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,319)	—	(1,319)

Total comprehensive income									2,078

BALANCE AT DECEMBER 31, 2005	12,563,750	$126	$51,155	$(4,521)	$(2,176)	$37,216	$(1,609)	$(148)	$80,043

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,397	$1,288	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	410	550	1,602
Contribution of common stock to charitable foundation	—	2,513	—
Employee stock ownership plan expense	366	93	—
Equity incentive plan expense	476	—	—
Amortization and accretion of investment premiums and discounts, net	53	111	466
Amortization and accretion of loan premiums and discounts, net	246	285	192
Depreciation and amortization of premises and equipment	1,359	1,074	1,039
Amortization of core deposit intangible	97	97	97
Amortization of deferred debt issuance costs	35	35	35
Amortization of mortgage servicing rights	64	24	—
Deferred income tax provision (benefit)	(80)	(959)	166
Net loss (gain) on sales of securities	(59)	166	(121)
Loans originated for sale	(7,760)	(15,694)	(21,000)
Proceeds from sale of loans held for sale	7,874	15,549	22,996
Net decrease in loans held for sale	—	—	320
Net gain on sale of loans	(190)	(55)	(393)
Net gain on the sale of premises and equipment	(40)	—	—
Net gain on sale of other real estate owned	—	—	(15)
Write-down of other real estate owned	25	60	—
Increase in cash surrender value of bank-owned life insurance	(276)	(303)	(258)
Impairment charge – long-lived assets	—	337	—
Impairment charge – other assets	—	51	36
Change in operating assets and liabilities:
Accrued interest receivable	(661)	(400)	55
Other assets	(820)	36	(144)
Accrued expenses and other liabilities	723	1,123	212

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,239	5,981	8,670

Cash flows from investing activities:
Purchases of available for sale securities	(26,964)	(90,693)	(45,102)
Proceeds from sales of available for sale securities	159	22,845	11,650
Proceeds from maturities of and principal repayments on available for sale securities	25,350	23,836	42,323
Purchases of held to maturity securities	—	—	—
Proceeds from sales of held to maturity securities	—	1,253	—
Proceeds from maturities of and principal repayments on held to maturity securities	—	123	7,689
Net increase in loans	(94,315)	(61,868)	(55,907)
Purchases of Federal Home Loan Bank stock	(1,325)	(1,455)	(472)
Purchase of bank-owned life insurance policies	—	—	(7,000)
Purchase of trust subsidiary	(680)	—	—
Proceeds from sale of portfolio loans	27,660	—	—
Proceeds from sale of premises and equipment	571	—	—
Proceeds from sales of other real estate owned	—	268	433
Purchases of bank premises and equipment	(4,053)	(1,322)	(1,619)

NET CASH USED IN INVESTING ACTIVITIES	(73,597)	(107,013)	(48,005)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded

(Dollars in Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	51,539	42,668	18,740
Net increase in mortgagors’ and investors’ escrow accounts	263	501	256
Net decrease in collateralized borrowings	—	—	(851)
Proceeds from Federal Home Loan Bank advances	42,827	36,370	18,695
Repayments of Federal Home Loan Bank advances	(27,572)	(20,864)	(5,445)
Net proceeds from common stock offering	—	48,480	—
Cash dividends paid on common stock	(432)	—	—
Purchase of common stock for equity incentive plan	(2,948)	—	—
Treasury stock purchased	(148)	—	—
Acquisition of common stock by ESOP	—	(4,925)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,529	102,230	31,395

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,829)	1,198	(7,940)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	30,775	29,577	37,517

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,946	$30,775	$29,577

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Income Taxes Paid:
Interest paid on deposits and borrowed funds	$12,016	$9,367	$9,367
Income taxes paid	1,752	1,296	1,848

Noncash Activities:
Unrealized losses on securities arising during the year	(1,999)	(1,224)	(1,050)
Transfer of loans to other real estate owned	350	—	703
Derecognition of loans and collateralized borrowings	—	—	1,100
Declared dividends	158	—	—

Asset Purchase:
In conjunction with the asset purchase of SI Trust Servicing, the following net assets were acquired for a purchase price of $680,000:

Assets
Fixed assets	$89	$—	$—
Goodwill	622	—	—
Other assets	16	—	—

Total assets acquired	727	—	—

Liabilities
Accrued expenses	2	—	—
Transaction costs	45	—	—

Total liabilities assumed	47	—	—

Net assets acquired	$680	$—	$—

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On August 6, 2004, SI Financial Group, Inc. (the “Company”), a federally-chartered mid-tier stock holding company, was formed. On that date, SI Bancorp, Inc., a Connecticut mutual holding company organized in 2000, converted from a state-chartered mutual holding company to a federally-chartered mutual holding company operating under the name SI Bancorp, MHC. In addition, Savings Institute Bank and Trust Company (the “Bank”), formerly operating under the name Savings Institute, completed its conversion from a state-chartered stock savings bank to a federally-chartered stock savings bank. SI Bancorp, Inc. transferred its ownership in all of the stock of Savings Institute Bank and Trust Company to SI Financial Group, Inc. in exchange for 7,286,975 shares, or 58% of the outstanding common shares, of SI Financial Group, Inc. In addition, SI Financial Group, Inc. received all other assets and liabilities held by SI Bancorp, Inc., including $7.2 million of subordinated debt, which is held by SI Capital Trust I, an unconsolidated subsidiary of the Company.

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

On November 15, 2005, the Company acquired certain assets of two trust services businesses, Private Trust Services and Bank Trust Services (“SI Trust Servicing”), from the former Circle Trust Company headquartered in Darien, Connecticut. SI Trust Servicing, located in Rutland, Vermont, is a third-party provider of trust outsourcing services for community banks. The acquisition presents significant growth opportunities in the Bank’s wealth management business and is expected to increase noninterest income and be accretive to earnings. The acquisition was accounted for as an asset purchase transaction with total cash consideration funded through internal sources. The purchase price was allocated to the net assets acquired with the excess purchase price resulting in goodwill. The operating results since the acquisition are included in the Company’s results of operations.

The Bank, a community-oriented financial institution, headquartered in Willimantic, Connecticut, provides a variety of financial services to individuals, municipalities and businesses through its seventeen offices in eastern Connecticut. The primary products include savings, checking and certificates of deposit accounts, residential and business mortgage loans, commercial business loans and consumer

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services are offered to individuals and businesses through the Bank’s Connecticut offices. Trust operations in Vermont provide trust outsourcing services for other financial institutions.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the years presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of long-lived assets and the valuation of deferred tax assets.

Reclassifications

Certain amounts in the Company’s 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within eastern Connecticut. The Company does not have any significant concentrations in any one industry or customer. Refer to Notes 3 and 4, respectively, in the Notes to the Consolidated Financial Statements for details of the Company’s investment securities and types of lending activities.

Cash and Cash Equivalents and Statements of Cash Flows

Cash and due from banks, Federal funds sold and short-term investments with original maturities of less than 90 days are recognized as cash equivalents in the statements of cash flows. Federal funds sold generally mature in one day. For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash flows from loans and deposits are reported net. The Company maintains amounts due from banks and Federal funds sold that, at times, may exceed federally insured limits. The Company has not experienced any losses from such concentrations.

Investment in Debt and Marketable Equity Securities

Management determines the appropriate classification of securities at the date individual investment securities are acquired, and the appropriateness of such classification is reassessed at each statement of financial condition date.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities.” These securities are carried at fair value, with unrealized gains and losses recognized in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reported in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Federal Home Loan Bank stock (“FHLB”) is recorded at cost.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of amortized cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.

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

DECEMBER 31, 2005, 2004 AND 2003

Servicing

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. If the Company later determines that all or a portion of the impairment no longer exists for a particular stratum, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans Receivable

Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

An impaired loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

A loan is classified as a restructured loan when certain concessions have been made to the original contractual terms, such as reductions of interest rates or deferral of interest or principal payments, due to the borrowers’ financial condition.

Management considers all nonaccrual loans and restructured loans to be impaired. In most cases, loan payments less than 90 days past due, are considered minor collection delays, and the related loans are generally not considered impaired.

Allowance for Loan Losses

The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of principal is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. In the determination of the allowance for loan losses, management may obtain independent appraisals for significant properties, if necessary.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Management’s judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience, regulatory examination and evaluations of loans and other relevant factors.

The allowance for loan losses consists of the following key elements:

•	Specific allowance for identified problem loans, including loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

•	General valuation allowance on certain identified problem loans which include loans on the Managed Asset Report that do not have an individual allowance. The Bank segregates these loans by loan category and assigns allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

•	General valuation allowance on the remainder of the loan portfolio covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

•	Unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The majority of the Company’s loans are collateralized by real estate located in eastern Connecticut. Accordingly, the collateral value of a substantial portion of the Company’s loan portfolio and real estate acquired through foreclosure is susceptible to changes in market conditions.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions, particularly in eastern Connecticut. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency has the authority to require the Company to recognize additions to the allowance or write-downs based on the agency’s judgments about information available to it at the time of its examination.

Derivative Financial Instruments

Derivative Loan Commitments. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other noninterest income, if material.

The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower (“the time of rate lock”)) and does not recognize the value of the expected normal

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments. To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Generally, the Company’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair value recorded in other noninterest income, if material.

The Company estimates the fair value of its forward loan sales commitments using methodology similar to that used for derivative loan commitments.

Interest and Fees on Loans

Interest on loans is accrued and included in operating income based on contractual rates applied to principal amounts outstanding. Accrual of interest is discontinued when loan payments are 90 days or more past due, based on contractual terms, or when, in the judgment of management, collectibility of the loan or loan interest becomes uncertain. Subsequent recognition of income occurs only to the extent payment is received subject to management’s assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer delinquent and collectibility of interest and principal is no longer in doubt. Interest collected on nonaccrual loans and impaired loans is recognized only to the extent cash payments are received, and may be recorded as a reduction to principal if the collectibility of the principal balance of the loan is unlikely.

Loan origination fees and direct loan origination costs are deferred, and the net amount is recognized as an adjustment of the related loan’s yield utilizing the interest method over the contractual life of the loan.

Other Real Estate Owned

Other real estate owned consists of properties acquired through, or in lieu of, loan foreclosure or other proceedings and is initially recorded at the lower of the related loan balances less any specific allowance for loss or fair value at the date of foreclosure, which establishes a new cost basis. Subsequent to foreclosure, the properties are held for sale and are carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of acquisition is charged to the allowance for loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and a charge to operations is recorded as necessary to reduce the carrying amount to fair value less estimated costs to dispose. Revenue and expense from the operation of other real estate owned and the provision to establish and adjust valuation allowances are included in operations. Costs relating to the development and improvement of the property are capitalized, subject to the limit of fair value of the collateral. Gains or losses are included in operations upon disposal.

Income Taxes

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities and the tax benefit for the difference between the book and tax basis of the contribution to SI Financial Group Foundation. At December 31, 2005, the Company had a net deferred tax asset of $829,000 for unrealized gains and losses on available for sale securities and a deferred tax asset of $68,000 related to the difference between the book and tax basis of the SI Financial Group Foundation contribution.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the improvements’ estimated economic lives or the expected lease terms. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The estimated useful lives of the assets are as follows:

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

Goodwill and Other Intangibles

Goodwill and other intangibles are evaluated for impairment on an annual basis. The Company records as goodwill the excess purchase price over the fair value of net identifiable assets acquired. The Company follows the guidance provided in the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prescribes a two-step process to test and measure impairment of goodwill.

In connection with branch acquisitions that do not represent business combinations, the excess of deposit liabilities assumed from other banks over assets acquired is recorded as a core deposit intangible and amortized over the expected life of the asset.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Other Investment

The Company’s investment in a Small Business Investment Company (“SBIC”) is recorded at cost and is evaluated for impairment annually. Impairment considered by management to be other-than-temporary, results in a write-down of the investment which is recognized as a realized loss in earnings. The Company recognized write-downs on this investment of $0, $51,000 and $36,000 during the years ended December 31, 2005, 2004 and 2003, respectively. This investment, with a net book value of $585,000 and $608,000 at December 31, 2005 and 2004, respectively, is included in other assets. The SBIC is licensed by the Small Business Administration. It provides mezzanine financing and private equity investments to small companies which may not otherwise qualify for standard bank financing.

Trust Assets

Trust assets held in a fiduciary or agency capacity, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Company. Trust fees are recognized on the accrual basis of accounting.

Related Party Transactions

Directors, officers and affiliates of the Company and the Bank have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors, officers or affiliates. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectibility, favored treatment or terms or present other unfavorable features. See Note 13 for details regarding related party transactions.

Collateralized Borrowings

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the capital section in the statement of financial condition, such items, along with net income, are components of comprehensive income. See Note 15 for components of other comprehensive losses and related tax effects.

Earnings Per Share

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 292,000 for the year ended December 31, 2005. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Share Amounts)	2005	2004	2003
Net income	$3,397	$1,288	$3,385

Weighted-average common shares outstanding:
Basic	12,016,800	N/A	N/A
Effect of dilutive stock option and restricted stock awards	24,516	N/A	N/A

Diluted	12,041,316	N/A	N/A

Net income per common share:
Basic	$0.28	N/A	N/A
Diluted	$0.28	N/A	N/A

Per common share data is not considered meaningful and, is therefore, not presented for the years ended December 31, 2004 and 2003 as the Company had no shares outstanding prior to the Company’s initial public offering on September 30, 2004.

Employee Stock Ownership Plan

The Company accounts for its ESOP in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). The value of unearned shares to be allocated to ESOP participants for future services not yet performed is recognized as a reduction to stockholders’ equity in the Company’s statement of financial condition. Unallocated ESOP shares are not considered outstanding for the purpose of calculating net income per common share. Dividends paid on allocated ESOP shares are charged to retained earnings and dividends paid on unallocated ESOP shares are used to satisfy debt service. The loan to the ESOP is repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over a period of 15 years. Compensation expense is recognized as ESOP shares are committed to be released.

Equity Incentive Plan

Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”) requires all entities to follow the same accounting standard and recognize the cost of share-based payment transactions in their financial statements. The Company elected early adoption of SFAS 123R in 2005. In accordance with SFAS 123R, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, equal to the market price at the date of grant, was recorded to unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 11 for additional discussion.

Advertising Costs

Advertising costs are expensed as incurred.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss, or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain cash reserve balances against its respective transaction accounts and non-personal time deposits. At December 31, 2005 and 2004, the Bank maintained cash and liquid asset reserves of approximately $753,000 and $6.2 million, respectively, and maintained $3.0 million and $6.0 million, respectively, in the Federal Reserve Bank for clearing purposes to satisfy such reserve requirements.

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at December 31, 2005 and 2004 are as follows:

	December 31, 2005
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$4,820	$58	$(65)	$4,813
Government-sponsored enterprises	73,135	—	(1,645)	71,490
Mortgage-backed securities	37,346	28	(836)	36,538
Corporate debt securities	4,537	3	(12)	4,528
Obligations of state and political subdivisions	1,499	47	—	1,546
Tax-exempt securities	490	—	—	490
Foreign government securities	75	—	(1)	74

TOTAL DEBT SECURITIES	121,902	136	(2,559)	119,479

Equity securities:
Marketable equity securities	555	—	(15)	540

TOTAL AVAILABLE FOR SALE SECURITIES	$122,457	$136	$(2,574)	$120,019

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

	December 31, 2004
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$6,039	$80	$(53)	$6,066
Government-sponsored enterprises	67,911	121	(422)	67,610
Mortgage-backed securities	40,926	86	(418)	40,594
Corporate debt securities	3,498	65	—	3,563
Obligations of state and political subdivisions	1,499	85	—	1,584
Tax-exempt securities	560	—	—	560
Foreign government securities	75	—	—	75

TOTAL DEBT SECURITIES	120,508	437	(893)	120,052

Equity securities:
Marketable equity securities	488	17	—	505

TOTAL AVAILABLE FOR SALE SECURITIES	$120,996	$454	$(893)	$120,557

The following tables present information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

December 31, 2005:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency obligations	$—	$—	$3,270	$65	$3,270	$65
Government-sponsored enterprises	23,998	314	47,492	1,331	71,490	1,645
Mortgage-backed securities	6,163	152	22,787	684	28,950	836
Corporate debt securities	1,003	12	—	—	1,003	12
Foreign government securities	—	—	24	1	24	1
Marketable equity securities	85	15	—	—	85	15

TOTAL	$31,249	$493	$73,573	$2,081	$104,822	$2,574

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

December 31, 2004:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency obligations	$3,553	$32	$490	$21	$4,043	$53
Government-sponsored enterprises	47,782	422	—	—	47,782	422
Mortgage-backed securities	23,716	259	4,530	159	28,246	418

TOTAL	$75,051	$713	$5,020	$180	$80,071	$893

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2005 and 2004, unrealized losses on securities that have existed for a period of twelve months or more totaled $2.1 million and $180,000, respectively. At December 31, 2005, 86 debt securities with gross unrealized losses have aggregate depreciation of approximately 2% of the Company’s amortized cost basis. Management believes that none of the unrealized losses on these securities are other-than-temporary because primarily all of the unrealized losses relate to debt and mortgage-backed securities issued by government agencies or government-sponsored enterprises and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

At December 31, 2005, 14 marketable equity securities have unrealized losses with aggregate depreciation of 15% of the Company’s amortized cost basis. These unrealized losses have existed for less than three months and relate solely to holdings in the financial industry. In analyzing the issuer’s financial performance and current market value, management believes that the declines in market value are temporary.

During 2004, a held to maturity security, with an amortized cost of $1.7 million, was sold after being downgraded by various credit agencies to below investment grade.

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

	Available for Sale Securities
(Dollars in Thousands)	Amortized Cost	Fair Value
Maturity:
Within 1 year	$8,611	$8,504
After 1 but within 5 years	66,429	64,912
After 5 but within 10 years	3,111	3,135
After 10 years	6,405	6,390

	84,556	82,941
Mortgage-backed securities	37,346	36,538

	$121,902	$119,479

At December 31, 2005 and 2004, government-sponsored enterprise securities with a carrying value of $4.0 million and a fair value of $3.9 million and $4.0 million, respectively, were pledged to secure U.S. Treasury tax and loan payments and public deposits.

Proceeds from the sales of available for sale securities during the years ended December 31, 2005, 2004 and 2003 amounted to $159,000, $22.8 million and $11.7 million, respectively.

The following is a summary of realized gains and losses on the sale or write-down of securities for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Gross gains on sales	$59	$689	$410
Gross losses on sales	—	(855)	(215)
Impairment charges	—	—	(74)

NET GAIN (LOSS) ON SALE OF SECURITIES	$59	$(166)	$121

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio

The composition of the Company’s loan portfolio at December 31, 2005 and 2004 is as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Real estate loans:
Residential – 1 to 4 family	$266,739	$252,180
Multi-family and commercial	100,926	82,213
Construction	47,325	35,773

Total real estate loans	414,990	370,166

Commercial business loans	77,552	59,123

Consumer loans	23,856	21,125

TOTAL LOANS	516,398	450,414
Deferred loan origination costs, net of deferred fees	1,048	743
Allowance for loan losses	(3,671)	(3,200)

LOANS, NET	$513,775	$447,957

Impaired and Nonaccrual Loans

The following is a summary of information pertaining to impaired loans, which include all nonaccrual and restructured loans.

	December 31,
(Dollars in Thousands)	2005	2004
Impaired loans without valuation allowance	$298	$1,026
Impaired loans with valuation allowance	16	—

Total impaired loans	$314	$1,026

Valuation allowance related to impaired loans	$9	$—

Nonaccrual loans	$240	$944

Total loans past due 90 days or more and still accruing	$—	$—

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Additional information related to impaired loans is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Average recorded investment in impaired loans	$663	$1,487	$1,918

Interest income recognized on impaired loans	$5	$9	$—

Cash interest received on impaired loans	$9	$12	$41

No additional funds are committed to be advanced to those borrowers whose loans are impaired.

Interest income that would have been recorded had nonaccrual loans been performing in accordance with their original terms totaled approximately $15,000, $56,000 and $67,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
BALANCE AT BEGINNING OF YEAR	$3,200	$2,688	$3,067

Provision for loan losses	410	550	1,602
Loans charged-off	(29)	(75)	(2,113)
Recoveries of loans previously charged-off	90	37	132

BALANCE AT END OF YEAR	$3,671	$3,200	$2,688

Related Party Loans

Reference Note 13 for a discussion of related party transactions, including loans with related parties.

Loans Held for Sale

At December 31, 2005 and 2004, total loans held for sale were $107,000 and $200,000, respectively, consisting of fixed-rate residential mortgage loans.

Mortgage Servicing Rights

The Company services certain loans that it has sold with and without recourse to third parties and other loans for which the Company acquired the servicing rights. Loans serviced for others are not included in the Company’s consolidated statements of financial condition. The aggregate of loans serviced for others approximated $71.7 million and $50.5 million at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company was liable under recourse provisions for loans sold by the Company of approximately $66,000 and $138,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005 and 2004, the balance of capitalized servicing rights included in other assets was $373,000 and $165,000, respectively. The fair value of the capitalized mortgage servicing rights approximated its carrying value for the periods presented. No impairment charges related to servicing rights were recognized during the years ended December 31, 2005, 2004 and 2003.

A summary of the activity in the balances of capitalized mortgage servicing rights is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004
BALANCE AT BEGINNING OF YEAR	$165	$124

Additions	272	65
Amortization	(64)	(24)

BALANCE AT END OF YEAR	$373	$165

NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned is presented at net realizable value. A summary of expenses applicable to other real estate operations for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Net loss (gain) from sales or write-downs of other real estate owned, net	$25	$60	$(15)
Rental expense (income) of holding other real estate, net	55	(49)	30

EXPENSE FROM OTHER REAL ESTATE OPERATIONS, NET	$80	$11	$15

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Land	$198	$207
Buildings	5,785	6,604
Leasehold improvements	3,666	2,512
Furniture and equipment	7,674	5,786
Construction in process	546	160

	17,869	15,269
Accumulated depreciation and amortization	(9,031)	(8,683)

PREMISES AND EQUIPMENT, NET	$8,838	$6,586

Construction in process in 2005 consisted primarily of construction costs related to the development of two branches. Targeted completion for these branch locations is expected during the first and the third quarters of 2006. Outstanding commitments relative to the construction of new branches in the aggregate total approximately $870,000.

Depreciation and amortization expense was $1.4 million, $1.1 million and $1.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

During 2004, the Company reduced the carrying value on a former branch facility to its estimated fair value and, as a result, recognized an impairment charge of $337,000 which is included in occupancy and equipment expense for the year ended December 31, 2004.

Note 12 includes a schedule of future minimum rent commitments pursuant to the terms of noncancelable lease agreements in effect at December 31, 2005 that pertains to premises and equipment.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

In November 2005, the Bank acquired net assets of SI Trust Servicing, with a fair value of $58,000, for a purchase price of $680,000, resulting in goodwill of $622,000. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for financial reporting purposes but rather evaluated for impairment. For the year ended December 31, 2005, there has been no recorded impairment of goodwill.

Core Deposit Intangible

In 1998, the Bank acquired certain assets and assumed certain deposit liabilities of a bank located in Canterbury, Connecticut. In consideration of the assumption of approximately $8.1 million of deposit liabilities, the Bank received approximately $7.1 million in cash and other assets. The resulting core deposit premium intangible is being amortized over 10 years using the straight-line method. The net book value of this asset at December 31, 2005 and 2004 is as follows:

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

	December 31,
(Dollars in Thousands)	2005	2004
Core deposit intangible	$973	$973
Accumulated amortization	(778)	(681)

CORE DEPOSIT INTANGIBLE, NET	$195	$292

Amortization expense, relating solely to the core deposit intangible, was $97,000 for each of the years ended December 31, 2005, 2004 and 2003. Expected future amortization expense as of December 31, 2005 is as follows:

(Dollars in Thousands)
2006	$97
2007	98

$195

NOTE 8. DEPOSITS

A summary of deposit balances, by type, at December 31, 2005 and 2004 is as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Noninterest-bearing demand deposits	$51,996	$46,049

Interest-bearing accounts:
NOW and money market accounts	125,156	110,564
Savings accounts	87,894	92,588
Certificates of deposit (1)	244,251	208,557

Total interest-bearing accounts	457,301	411,709

TOTAL DEPOSITS	$509,297	$457,758

(1)	Includes brokered deposits of $5.0 million at December 31, 2005 and 2004 with a maturity date of December 24, 2007.

Certificates of deposit in denominations of $100,000 or more were approximately $65.0 million and $51.3 million at December 31, 2005 and 2004, respectively. Deposits in excess of $100,000 are not federally insured.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Contractual maturities of certificates of deposit as of December 31, 2005 and 2004 are summarized below.

	December 31,
(Dollars in Thousands)	2005	2004
Within one year	$129,869	$94,537
After one year to two years	70,342	45,648
After two years to three years	27,295	53,543
After three years to four years	8,003	7,074
Over four years	8,742	7,755

TOTAL CERTIFICATES OF DEPOSIT	$244,251	$208,557

A summary of interest expense by account type for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
NOW and money market accounts	$653	$384	$424
Savings accounts (1)	854	625	666
Certificates of deposit (2)	7,021	5,337	5,507

TOTAL	$8,528	$6,346	$6,597

(1)	Includes interest expense on mortgagors’ and investors’ escrow accounts.
(2)	Includes interest expense on brokered deposits.

Related Party Deposits

Reference Note 13 for a discussion of related party transactions, including deposits from related parties.

NOTE 9. BORROWINGS

Federal Home Loan Bank Advances

The Bank is a member of the Federal Home Loan Bank of Boston. At December 31, 2005 and 2004, the Bank had access to a pre-approved secured line of credit with the FHLB of $6.2 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLB Statement of Credit Policy. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2005 and 2004, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLB aggregated $87.9 million and $72.7 million at interest rates ranging from 1.87% to 5.84% at December 31, 2005 and 2004.

FHLB advances are secured by the Company’s investment in FHLB stock, in an amount equal to a percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Junior Subordinated Debt Owed to Unconsolidated Trust

On March 25, 2002, SI Bancorp, MHC (formerly SI Bancorp, Inc.), formed SI Capital Trust I, which became its wholly-owned subsidiary when it purchased all of the Trust’s common securities. The Trust has no independent assets or operations, and was formed for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by SI Bancorp, MHC.

The Trust issued $7.0 million of trust preferred securities in 2002. Pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” issued in December 2003, SI Bancorp, MHC deconsolidated the Trust at December 31, 2003. As a result, the statement of financial condition at December 31, 2005 and 2004 includes $7.2 million of junior subordinated debt, which was previously presented in the statement of financial condition as $7.0 million in trust preferred securities after a consolidation elimination entry of $217,000. The Company’s investment in the Trust of $217,000 is included in other assets. The overall effect on the financial position and operating results of the Company as a result of the deconsolidation was not material. On September 24, 2004, all of the common stock of SI Capital Trust I was contributed to the Company from SI Bancorp, MHC. At that point, SI Capital Trust I became a wholly-owned subsidiary of the Company.

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing the Trust, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders. The junior subordinated debentures, which bear interest at six-month LIBOR plus 3.70% mature on April 22, 2032 and can be redeemed at the Company’s option in 2007, subject to regulatory approval.

The trust securities also bear interest at six-month LIBOR plus 3.70%. The duration of the trust is 30 years; however, the trust securities are redeemable at par at the Trust’s option in 2007.

The contractual maturities of borrowings, by year, at December 31, 2005 are as follows:

(Dollars in Thousands)	FHLB Advances (1)(2)	Subordinated Debt	Total
2006 (3)	$13,161	$—	$13,161
2007 (3)	15,337	—	15,337
2008 (2)(3)	19,431	—	19,431
2009	4,000	—	4,000
2010 (2)	19,000	—	19,000
Thereafter (2)	17,000	7,217	24,217

TOTAL LONG-TERM DEBT	$87,929	$7,217	$95,146

WEIGHTED-AVERAGE RATE	3.97%	8.15%	4.29%

(1)	Interest rates on the FHLB advances are primarily fixed. A variable rate advance of $2.0 million matures in 2008.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

(2)	Includes FHLB advances that are callable in the aggregate of $6.0 million during 2006. These advances are reported based on their scheduled maturity in the summary table presented above.
(3)	Includes amortizing advances requiring monthly principal and interest payments.

NOTE 10. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Current tax provision:
Federal	$1,767	$1,477	$1,546
State	2	1	1

TOTAL CURRENT TAX PROVISION	1,769	1,478	1,547

Deferred tax provision (benefit):
Federal	(80)	(959)	166

TOTAL DEFERRED TAX PROVISION (BENEFIT)	(80)	(959)	166

TOTAL PROVISION FOR INCOME TAXES	$1,689	$519	$1,713

A reconciliation of the anticipated income tax provision, based on the statutory tax rate, to the provision for income taxes as reported in the statements of income is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Statutory tax rate	34.0%	34.0%	34.0%
Provision for income tax at statutory rate	$1,729	$614	$1,733
Increase (decrease) resulting from:
Dividends received deduction	(6)	(7)	(11)
Bank-owned life insurance earnings credit	(94)	(103)	(88)
Tax-exempt income	(10)	(6)	(11)
Employee benefit plans	58	—	—
Nondeductible expenses	6	6	6
Other	6	15	84

TOTAL PROVISION FOR INCOME TAXES	$1,689	$519	$1,713

EFFECTIVE TAX RATE	33.2%	28.7%	33.6%

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
(Dollars in Thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,259	$1,088
Goodwill and other intangibles	112	108
Unrealized losses on available for sale securities	875	149
Depreciation of premises and equipment	47	178
Investment write-downs	67	84
Charitable contribution carry-forward	569	759
Deferred compensation	388	204
Employee benefit plans	162	—
Other	161	241

TOTAL DEFERRED TAX ASSETS	3,640	2,811

Deferred tax liabilities:
Unrealized gains on available for sale securities	46	—
Deferred loan costs	786	759
Other	4	8

TOTAL DEFERRED TAX LIABILITIES	836	767

DEFERRED TAX ASSET, NET	$2,804	$2,044

At December 31, 2005, the charitable contribution carry-forward, primarily related to the contribution of the Company’s common stock to SI Financial Group Foundation, Inc. in 2004, was approximately $1.7 million. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses and dividend received deductions. An organization is permitted to carry over contributions that exceed the annual 10% limitation as a deduction to the five succeeding tax years provided the organization has sufficient earnings. The Company estimates that the deferred tax asset related to this contribution carry-forward will be realized prior to its expiration in 2009 and therefore, no valuation allowance has been established.

Retained earnings at December 31, 2005 and 2004 includes a contingency reserve for loan losses of approximately $3.7 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.3 million at December 31, 2005 and 2004 have not been recognized.

Effective for taxable years commencing after December 31, 1998, financial services companies doing business in Connecticut are permitted to establish a “passive investment company” (“PIC”) to hold and manage loans secured by real property. PICs are exempt from Connecticut corporation business tax, and dividends received by the financial services companies from PICs are not taxable. In January 1999, the

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Bank established a PIC, as a wholly-owned subsidiary, and in June 2000, began to transfer a portion of its residential and commercial mortgage loan portfolios from the Bank to the PIC. A substantial portion of the Company’s interest income is now derived from the PIC, an entity whose net income is exempt from State of Connecticut taxes, and accordingly, state income taxes represent minimum state tax amounts.

The Bank’s ability to continue to realize the tax benefits of the PIC is subject to the PIC continuing to comply with all statutory requirements related to the operations of the PIC.

NOTE 11. BENEFIT PLANS

Profit Sharing/401(k) Plan

The Bank’s Profit Sharing and 401(k) Savings Plan (the “Plan”) is a tax qualified defined contribution plan for the benefit of its eligible employees. The Bank’s profit sharing contribution to the Plan is a discretionary amount authorized by the Board of Directors, based on the financial results of the Bank. An employee’s share of the profit sharing contribution represents the ratio of the employee’s salary to the total salary expense of the Bank. Contributions to the profit sharing plan were approximately $0, $227,000 and $303,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank’s Plan also includes a 401(k) feature. Eligible participants may make salary deferral contributions of up to 100% of earnings subject to Internal Revenue Services limitations. The Bank makes matching contributions equal to 50% of the first 6% of the participant’s contributions to the Plan. Participants are immediately vested in the Bank’s matching contributions. Bank contributions were approximately $200,000, $169,000 and $146,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Group Term Replacement Plan

The Bank maintains the Group Term Replacement Plan to provide a death benefit to executives designated by the Compensation Committee of the Board of Directors. The death benefits are funded through certain insurance policies that are owned by the Bank on the lives of the participating executives. The Bank pays the life insurance premiums, which fund the death benefits from its general assets and is the beneficiary of any death benefits exceeding any executive’s maximum dollar amount specified in his or her split dollar endorsement policy. The maximum dollar amount of each executive’s split dollar death benefit equals three times the executive’s annual compensation less $50,000 pre-retirement and three times final annual compensation post-retirement not to exceed a specified dollar amount. For purposes of the plan, annual compensation includes an executive’s base compensation, plus commissions and cash bonuses earned under the Bank’s bonus plan. Participation in the plan ceases if an executive is terminated for cause or the executive terminates employment for reasons other than death, disability or retirement. If the Bank wishes to maintain the insurance after a participant’s termination in the plan, the Bank will be the direct beneficiary of the entire death proceeds of the insurance policies.

Executive Supplemental Retirement Plan – Defined Benefit

During the year ended December 31, 2003, the Company adopted unfunded supplemental defined-benefit retirement plans with its directors and members of senior management. This plan provides for supplemental retirement benefits to certain executives based upon average annual compensation and years of service. Entitlement of benefits commence upon the earlier of executive’s termination of employment (other than for cause), at or after attaining age 65 or, depending on the executive, on the date when the executive’s years of service and age total 80 or 78. Total expenses incurred under this plan for the years ended December 31, 2005, 2004 and 2003 were $541,000, $282,000 and $215,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Performance-based Incentive Plan

The Company has an incentive plan whereby all management and staff members are eligible to receive a bonus tied to both Company and individual performance. Discretionary contributions to the plan require the approval of the Board of Directors’ Compensation Committee. Total expense recognized was $369,000, $400,000 and $438,000 for the years ended December 31, 2005, 2004 and 2003.

Supplemental Executive Retirement Plan

Effective January 2004, the Company adopted the Supplemental Executive Retirement Plan to provide restorative payments to executives, designated by the Board of Directors, who are prevented from receiving the full benefits of the Bank’s Profit Sharing and 401(k) Savings Plan and Employee Stock Ownership Plan. The supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control prior to the complete scheduled repayment of the ESOP loan. For the years ended December 31, 2005 and 2004, President and Chief Executive Officer Rheo A. Brouillard was designated by the Board of Directors to participate in the plan. Total expense incurred under this plan was $0 and $3,000 for the years ended December 31, 2005 and 2004.

Employee Stock Ownership Plan

In September 2004, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. The Company provided a loan to the Savings Institute Bank and Trust Company Employee Stock Ownership Plan of $4.9 million which was used to purchase 492,499 shares of the Company’s outstanding stock. The loan bears interest equal to 4.75% and provides for annual payments of interest and principal over the 15-year term of the loan.

At December 31, 2005, the remaining principal balance on the ESOP debt is payable as follows:

(Dollars in Thousands)
2006	$241
2007	252
2008	264
2009	277
2010	290
Thereafter	3,315

$4,639

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Shares held by the ESOP include the following at December 31, 2005 and 2004:

	December 31,
(Dollars in Thousands)	2005	2004
Allocated	7,675	—
Committed to be Allocated	32,295	8,069
Unallocated	452,135	484,430

	492,105	492,499

Fair value of unallocated shares	$4,951	$5,934

The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP, as a reduction in shareholders’ equity, in the statement of financial condition. As ESOP shares are earned by participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was approximately $366,000 and $93,000 for the years ended December 31, 2005 and 2004, respectively.

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

Stock options and unvested restricted shares are considered common stock equivalents for the purpose of computing net income per common share on a diluted basis.

The Company has elected to comply with FAS 123R for the year ended December 31, 2005. In accordance with FAS 123R, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, based on the market price at the date of grant, is recorded to unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model which includes several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. The Company recorded share-based compensation expense of approximately $476,000 related to the stock option and restricted stock awards for the year ended December 31, 2005.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

The weighted-average fair value of stock options granted on May 17, 2005, using the Black-Scholes option pricing model, was $2.89 per share. Assumptions used to determine the weighted-average fair value of stock options granted, were as follows:

Expected dividend yield:	1.50%
Expected volatility:	17.00%
Risk-free rate:	4.32%
Expected life in years:	10 years

Information pertaining to stock options outstanding at or for the year ended December 31, 2005 is as follows:

	Shares	Weighted- Average Exercise Price
OUTSTANDING AT BEGINNING OF YEAR	—	$—
Granted	467,000	10.10
Forfeited	(3,500)	10.10

OUTSTANDING AT END OF YEAR	463,500	10.10

Options exercisable at year-end	—	$—

Weighted-average fair value of option granted during the year	$2.89

Weighted-average remaining contractual life in years	9.38

Bank-Owned Life Insurance

The Company has an investment in, and is the beneficiary of, life insurance policies on the lives of certain officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value of the policies, which is used to offset the costs of various benefit and retirement plans. These policies had aggregate cash surrender values of approximately $7.8 million and $7.6 million at December 31, 2005 and 2004, respectively. Income earned on these life insurance policies aggregated $276,000, $303,000 and $258,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements. The Company is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Loan Commitments and Letters of Credit

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, customer default and the value of any existing collateral be determined as worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2005 and 2004 were as follows:

	December 31,
(Dollars in Thousands)	2005	2004
Commitments to extend credit:
Future loan commitments (1)	$31,192	$27,073
Undisbursed construction loans	25,572	27,527
Undisbursed home equity lines of credit	21,481	19,351
Undisbursed commercial lines of credit	10,796	8,433
Overdraft protection lines	1,277	1,060
Standby letters of credit	812	997

TOTAL	$91,130	$84,441

(1)	Includes fixed rate loan commitments of $5.5 million at interest rates ranging from 4.875% to 8.000% and $10.2 million at interest rates ranging from 4.875% to 7.125% at December 31, 2005 and 2004, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include residential and commercial property, accounts receivable, inventory, property, plant and equipment, deposits and securities.

Undisbursed commitments under construction, home equity or commercial lines of credit are commitments for future extensions of credit to existing customers. Total undisbursed amounts on lines of credit may expire without being fully drawn upon and therefore, do not necessary represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public or private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003, which includes the Company’s commitments to fund loans held for sale. Newly issued or modified guarantees that are not derivative contracts, are required to be recorded on the Company’s consolidated statement of financial condition at their fair value at the date of inception. There was no liability related to such guarantees at December 31, 2005 and 2004. As per Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments,” the interest rate lock commitment was valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Loans Sold with Recourse

At December 31, 2005 and 2004, the outstanding balance of loans sold with recourse was approximately $66,000 and $138,000, respectively. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2005 and 2004, the Company determined that a reserve in connection with the recourse provisions was not necessary.

Operating Lease Commitments

The Company leases certain of its branch offices and equipment under operating lease agreements that expire at various dates through 2027. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

Future minimum rental commitments pursuant to the terms of noncancelable lease agreements, by year and in the aggregate, at December 31, 2005, are as follows:

(Dollars in Thousands)
2006	$1,163
2007	1,145
2008	1,063
2009	1,043
2010	957
Thereafter	7,753

$13,124

Rental expense charged to operations for cancelable and noncancelable operating leases approximated $842,000, $589,000 and $576,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rental Income Under Subleases

The Company subleases excess office space to one tenant under a noncancelable operating lease with a remaining term of 2 years. Future minimum lease payments receivable for the noncancelable lease, by year and in the aggregate, at December 31, 2005, are as follows:

(Dollars in Thousands)
2006	$13
2007	13

$26

Rental income under noncancelable leases approximated $47,000, $51,000 and $39,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Legal Matters

The Company is involved in various legal proceedings that have arisen in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Investment Commitments

In 1998, the Bank became a limited partner in a Small Business Investment Corporation and made a commitment to make a capital investment of $1.0 million in the limited partnership. At December 31, 2005 and 2004, the Bank’s remaining off-balance-sheet commitment for the capital investment was approximately $194,000.

Other

Also, the Bank has entered into agreements with certain customers whereby the Bank, on a nightly basis, transfers to a third party a portion of the customers’ demand deposit account balance above a certain level. The balance of the amounts so transferred of approximately $17.0 million and $17.7 million at December 31, 2005 and 2004, respectively, has been derecognized and is not reflected in the accompanying statements of financial condition.

NOTE 13. RELATED PARTY TRANSACTIONS

Loans Receivable

In the normal course of business, the Company grants loans to related parties. Related parties include officers, directors of the Company and its subsidiaries and their immediate family members and respective affiliates in which they have a controlling interest. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with customers, and did not involve more than the normal risk of collectibility. For the years ended December 31, 2005 and 2004, all related party loans were performing.

Changes in loans outstanding to such related parties during the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2005	2004
BALANCE AT BEGINNING OF YEAR	$1,743	$1,814
Additions	1,604	353
Repayments	(1,604)	(424)

BALANCE AT END OF YEAR	$1,743	$1,743

Deposits

Deposit accounts of officers, directors and other related parties aggregated approximately $621,000 and $326,000 at December 31, 2005 and 2004, respectively.

Operating Expenses

During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $22,000, $27,000 and $187,000, respectively, for insurance, supplies and advertising, to companies related to directors of the Company.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Other Income

The Company entered into an agreement to sublease real property to a company affiliated with one of the Company’s directors. The sublease agreement terminated in 2005 upon the sale of the property to an unrelated party. For the year ended December 31, 2005 and 2004, the Company received rental income of approximately $15,000 and $6,000, respectively.

SI Bancorp, MHC – Mutual Holding Company Parent

SI Bancorp, MHC owns a majority of the Company’s common stock and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in the best interest of all shareholders. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction, a second-step conversion transaction or defeat a shareholder nominee for election to the Board of Directors of the Company. The matters as to which shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited and include any proposal to implement a stock-based incentive plan.

NOTE 14. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of December 31, 2005 and 2004, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not subject to any separate regulatory capital requirements.

The Bank’s actual capital amounts and ratios at December 31, 2005 and 2004 were:

December 3 1, 2005:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$66,274	16.79%	$31,578	8.00%	$39,472	10.00%
Tier I Risk-based Capital Ratio	62,612	15.87	15,781	4.00	23,672	6.00
Tier I Capital Ratio	62,612	9.31	26,901	4.00	33,626	5.00

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

December 3 1, 2005:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$63,459	18.03%	$28,157	8.00%	$35,196	10.00%
Tier I Risk-based Capital Ratio	60,253	17.12	14,078	4.00	21,117	6.00
Tier I Capital Ratio	60,253	9.99	24,125	4.00	30,157	5.00

A reconciliation of the Company’s total capital to the Bank’s regulatory capital is as follows:

	December 31,
(Dollars in Thousands)	2005	2004
TOTAL CAPITAL PER CONSOLIDATED FINANCIAL STATEMENTS	$80,043	$80,809
Holding company equity not available for regulatory capital	(18,097)	(20,555)
Accumulated losses on available for sale securities	1,482	291
Intangible assets	(816)	(292)

TOTAL TIER 1 CAPITAL	62,612	60,253

Adjustments for total capital:
Net unrealized gains on available for sale securities	—	6
Allowance for loan and credit losses	3,662	3,200

TOTAL CAPITAL PER REGULATORY REPORTING	$66,274	$63,459

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 15. OTHER COMPREHENSIVE LOSSES

Other comprehensive losses, which is comprised solely of the change in unrealized gains and losses on available for sale securities, for the years ended December 31, 2005 and 2004 is as follows:

	December 31, 2005
(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses arising during the year	$(1,940)	$660	$(1,280)
Reclassification adjustment for gains recognized in net income	(59)	20	(39)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,999)	$680	$(1,319)

	December 31, 2004
(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses arising during the year	$(1,390)	$473	$(917)
Reclassification adjustment for losses recognized in net income	166	(56)	110

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,224)	$417	$(807)

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Financial Accounting Standards Board Statement No. 107, “Disclosures About Fair Value of Financial Instruments” (“FAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

•	Cash and due from banks, federal funds sold, accrued interest receivable and mortgagors’ and investors’ escrow accounts. The carrying amounts of these instruments approximate the fair values.

•	Securities. Fair values, excluding restricted Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

•	Loans receivable. For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans are estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

•	Deposits. The fair value of demand deposits, negotiable orders of withdrawal, regular savings and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

•	Federal Home Loan Bank Advances. The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

•	Junior subordinated debt owed to unconsolidated trust. Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.

•	Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 or 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

As of December 31, 2005 and 2004, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	2005		2004
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Noninterest-bearing deposits	$16,317	$16,317	$21,647	$21,647
Interest-bearing deposits	6,829	6,829	8,728	8,728
Federal funds sold	2,800	2,800	400	400
Available for sale securities	120,019	120,019	120,557	120,557
Loans held for sale	107	107	200	200
Loans receivable, net	513,775	508,820	447,957	446,026
Federal Home Loan Bank stock	5,638	5,638	4,313	4,313
Accrued interest receivable	3,299	3,299	2,638	2,638

Financial Liabilities:
Savings deposits	87,894	87,894	92,588	92,588
Demand deposits, negotiable orders of withdrawal and money market accounts	177,152	177,152	156,613	156,613
Certificates of deposit	244,251	245,466	208,557	210,294
Mortgagors’ and investors’ escrow accounts	2,985	2,985	2,722	2,722
Advances from FHLB	87,929	85,890	72,674	72,602
Junior subordinated debt owed to unconsolidated trust	7,217	7,217	7,217	7,217

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2005 and 2004.

The Company assumes interest rate risk, which represents the risk that general interest rate levels will change, as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 17. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be declared in a given calendar year is generally limited to the net income of the Bank for that year plus retained net income for the preceding two years.

At December 31, 2005 and 2004, the Bank’s retained earnings available for payment of dividends was $8.8 million and $9.1 million, respectively. Accordingly, $53.2 million and $51.1 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005 and 2004, respectively.

In addition, the Company is further restricted, under its junior subordinated debt obligation, from paying dividends to its shareholders if the Company has deferred interest payments or has otherwise defaulted on its junior subordinated debt obligations.

Under federal regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specific obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect there of would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

At December 31, 2005, SI Bancorp, MHC owned $7.3 million shares of the Company’s common stock, representing 58% of the total number of the Company’s outstanding shares. Upon regulatory approval, SI Bancorp, MHC may seek to waive receipt of future dividends declared by the Company. For the year ended December 31, 2005, SI Bancorp, MHC waived receipt of all dividends declared by the Company.

NOTE 18. COMMON STOCK REPURCHASE PROGRAMS

In June 2005, the Board of Directors authorized an independent trustee to purchase up to 1.96%, or 246,249 shares, of the Company’s common stock in the open market to fund the 2005 Equity Incentive Plan. In fiscal 2005, the trustee purchased 246,249 shares at a cost of approximately $2.9 million under this program.

In November 2005, the Board of Directors approved a plan to repurchase up to 5%, or approximately 628,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases under the program are accounted for as treasury stock, carried at cost and reflected as a reduction in stockholders’ equity. In fiscal 2005, the Company repurchased 12,564 shares at a cost of approximately $148,000 under this program.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, SI Financial Group, Inc., is as follows:

Condensed Statements of Financial Condition	December 31,
(Dollars in Thousands)	2005	2004
Assets:
Cash and due from banks	$6,660	$10,878
Available for sale securities	12,050	10,499
Investment in Savings Institute Bank and Trust Company	61,946	60,161
Other assets	6,743	6,750

TOTAL ASSETS	$87,399	$88,288

Liabilities and Stockholders’ Equity:
Liabilities	$7,356	$7,572
Stockholders’ equity	80,043	80,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,399	$88,288

Condensed Statements of Income	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Dividends from subsidiary	$—	$—	$350
Interest and dividends on investments	462	141	94
Other income	444	139	47

TOTAL INCOME	906	280	491

Operating expenses (1)	937	2,957	412

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(31)	(2,677)	79
Income tax benefit	11	909	92

	(20)	(1,768)	171
Equity in undistributed income of subsidiary	3,417	3,056	3,214

NET INCOME	$3,397	$1,288	$3,385

(1)	Operating expenses for 2004 include a $2.5 million charitable contribution to SI Financial Group Foundation.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

Condensed Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$3,397	$1,288	$3,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(3,417)	(3,056)	(3,214)
Other, net	(14)	1,562	(69)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34)	(206)	102

Cash flows from investing activities:
Purchase of available for sale securities	(4,847)	(9,503)	—
Proceeds from maturities of available for sale securities	3,000	1,000	—
Proceeds from sale of available for sale securities	111	—	—
Investment in subsidiary	1,080	(32,108)	(1,000)

CASH USED IN INVESTING ACTIVITIES	(656)	(40,611)	(1,000)

Cash flows from financing activities:
Treasury stock purchased	(148)	—	—
Cash dividends paid on common stock	(432)	—	—
Purchase of common stock for equity incentive plan	(2,948)	—	—
Proceeds from common stock offering	—	48,480	—

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,528)	48,480	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,218)	7,663	(898)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,878	3,215	4,113

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,660	$10,878	$3,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Declared dividends	$158	$—	$—

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 20. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2005 and 2004 are as follows:

	2005				2004
(Dollars in Thousands, Except Share Amounts)	Fourth Quarter(1)	Third Quarter(1)	Second Quarter(1)	First Quarter	Fourth Quarter	Third Quarter(2)	Second Quarter(3)	First Quarter

Interest and dividend income	$9,110	$8,711	$8,192	$7,892	$7,766	$7,151	$6,903	$6,783
Interest expense	3,509	3,206	2,824	2,592	2,469	2,374	2,307	2,250

NET INTEREST AND DIVIDEND INCOME BEFORE PROVISION FOR LOAN LOSSES	5,601	5,505	5,368	5,300	5,297	4,777	4,596	4,533
Provision for loan losses	100	75	130	105	150	100	150	150

NET INTEREST AND DIVIDEND INCOME AFTER PROVISION FOR LOAN LOSSES	5,501	5,430	5,238	5,195	5,147	4,677	4,446	4,383
Noninterest income (4)	1,929	1,425	1,629	1,327	1,127	754	1,069	1,235
Noninterest expenses	6,145	5,638	5,611	5,194	4,643	6,997	4,958	4,433

INCOME (LOSS) BEFORE INCOME TAXES	1,285	1,217	1,256	1,328	1,631	(1,566)	557	1,185
Provision (benefit) for income taxes	447	405	411	426	529	(556)	165	381

NET INCOME (LOSS)	$838	$812	$845	$902	$1,102	$(1,010)	$392	$804

NET INCOME PER COMMON SHARE:
Basic	$0.07	$0.07	$0.07	$0.07	$0.09	N/A	N/A	N/A
Diluted	$0.07	$0.07	$0.07	$0.07	$0.09	N/A	N/A	N/A

(1)	Noninterest expenses include approximately $190,000, $190,000 and $96,000 of stock-based compensation expense for the fourth, third and second quarters of 2005, respectively, related to the adoption of SFAS 123R.
(2)	Noninterest expenses include a $2.5 million charitable contribution to SI Financial Group Foundation.
(3)	Noninterest expenses include a $337,000 impairment charge for the reduction in carrying value of a former branch facility to its fair value.
(4)	Noninterest income includes $285,000 of wealth management fees contributed from SI Trust Services subsequent to their acquisition in November 2005.