Form 10-Q
period 2006-03-31
SI Financial Group, Inc.
filed 2006-05-12
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

As of May 4, 2006, there were 12,464,586 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,857	$16,317
Interest-bearing	6,183	6,829
Federal funds sold	3,700	2,800

Total cash and cash equivalents	25,740	25,946

Available for sale securities, at fair value	121,410	120,019
Loans held for sale	—	107
Loans receivable (net of allowance for loan losses of $4.0 million at March 31, 2006 and $3.7 million at December 31, 2005)	543,339	513,775
Accrued interest receivable	3,381	3,299
Federal Home Loan Bank Stock, at cost	6,207	5,638
Cash surrender value of bank-owned life insurance	7,906	7,837
Other real estate owned	—	325
Premises and equipment, net	8,822	8,838
Goodwill and other intangibles	792	817
Deferred tax asset, net	3,092	2,804
Other assets	3,098	2,463

TOTAL ASSETS	$723,787	$691,868

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Liabilities:
Deposits:
Noninterest-bearing	$52,182	$51,996
Interest-bearing	475,237	457,301

Total deposits	527,419	509,297

Mortgagors’ and investors’ escrow accounts	1,675	2,985
Federal Home Loan Bank advances	102,797	87,929
Junior subordinated debt owed to unconsolidated trust	7,217	7,217
Accrued expenses and other liabilities	4,787	4,397

TOTAL LIABILITIES	643,895	611,825

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,499,586 outstanding at March 31, 2006 and 12,551,186 shares outstanding at December 31, 2005)	126	126
Additional paid-in capital	51,231	51,155
Unallocated common shares held by ESOP	(4,441)	(4,521)
Unearned restricted shares	(2,052)	(2,176)
Retained earnings	37,835	37,216
Accumulated other comprehensive loss	(2,073)	(1,609)
Treasury stock, at cost (64,164 shares at March 31, 2006 and 12,564 shares at December 31, 2005)	(734)	(148)

TOTAL STOCKHOLDERS’ EQUITY	79,892	80,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$723,787	$691,868

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Loans, including fees	$8,185	$6,623
Investment securities:
Taxable interest	1,203	1,139
Tax-exempt interest	6	6
Dividends	84	50
Other	52	74

TOTAL INTEREST AND DIVIDEND INCOME	9,530	7,892

Interest expense:
Deposits	2,761	1,814
Federal Home Loan Bank advances	992	673
Subordinated debt	143	105

TOTAL INTEREST EXPENSE	3,896	2,592

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,634	5,300

Provision for loan losses	285	105

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,349	5,195

Noninterest income:
Service fees	1,144	875
Wealth management fees	834	238
Increase in cash surrender value of bank-owned life insurance	68	72
Net gain on sale of securities	—	20
Net gain on sale of loans	24	99
Other	54	23

TOTAL NONINTEREST INCOME	2,124	1,327

Noninterest expenses:
Salaries and employee benefits	3,583	2,779
Occupancy and equipment	1,160	881
Computer and electronic banking services	627	461
Outside professional services	225	263
Marketing and advertising	153	131
Supplies and printing	124	136
Other real estate operations	21	5
Other	387	538

TOTAL NONINTEREST EXPENSES	6,280	5,194

INCOME BEFORE INCOME TAX PROVISION	1,193	1,328

Income tax provision	398	426

NET INCOME	$795	$902

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – Concluded

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended March 31,
	2006	2005
NET INCOME PER COMMON SHARE:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,821,981	12,079,320
Diluted	11,876,492	12,079,320

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Shares	Dollars
BALANCE AT DECEMBER 31, 2004	12,563,750	$126	$50,947	$(4,844)	$—	$34,870	$(290)	$—	$80,809

Cash dividends declared ($0.03 per share)	—	—	—	—	—	(158)	—	—	(158)

Comprehensive loss:
Net income	—	—	—	—	—	902	—	—	902
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,070)	—	(1,070)

Total comprehensive loss									(168)

BALANCE AT MARCH 31, 2005	12,563,750	$126	$50,947	$(4,844)	$—	$35,614	$(1,360)	$—	$80,483

BALANCE AT DECEMBER 31, 2005	12,563,750	$126	$51,155	$(4,521)	$(2,176)	$37,216	$(1,609)	$(148)	$80,043

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(176)	—	—	(176)

Equity incentive plan shares earned	—	—	67	—	124	—	—	—	191

Allocation of ESOP shares	—	—	9	80	—	—	—	—	89

Treasury shares purchased (51,600 shares)	—	—	—	—	—	—	—	(586)	(586)

Comprehensive income:
Net income	—	—	—	—	—	795	—	—	795
Change in net unrealized losses on available for sale securities, net of tax effects	—	—	—	—	—	—	(464)	—	(464)

Total comprehensive income									331

BALANCE AT MARCH 31, 2006	12,563,750	$126	$51,231	$(4,441)	$(2,052)	$37,835	$(2,073)	$(734)	$79,892

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$795	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	105
Employee stock ownership plan expense	89	—
Equity incentive plan expense	191	—
Amortization (accretion) of investment premiums and discounts, net	(11)	35
Amortization of loan premiums and discounts, net	167	53
Depreciation and amortization of premises and equipment	405	295
Amortization of core deposit intangible	25	24
Amortization of deferred debt issuance costs	9	9
Amortization of mortgage servicing rights	18	13
Net gain on sale of securities	—	(20)
Deferred income tax benefit	(49)	—
Loans originated for sale	(3,182)	(28,782)
Proceeds from sale of loans held for sale	3,313	29,081
Net gain on sale of loans	(24)	(99)
Loss on sale of other real estate owned	11	—
Increase in cash surrender value of bank-owned life insurance	(69)	(72)
Change in operating assets and liabilities:
Accrued interest receivable	(82)	(136)
Other assets	(629)	(572)
Accrued expenses and other liabilities	339	243

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,601	1,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(4,231)	(17,647)
Proceeds from maturities of and principal repayments on available for sale securities	2,148	7,641
Net decrease (increase) in loans	(30,016)	10,834
Purchases of Federal Home Loan Bank stock	(569)	(177)
Proceeds from sale of other real estate owned	314	—
Purchases of premises and equipment	(389)	(784)

NET CASH USED IN INVESTING ACTIVITIES	(32,743)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,122	9,158
Net decrease in mortgagors’ and investors’ escrow accounts	(1,310)	(1,407)
Proceeds from Federal Home Loan Bank advances	55,542	4,000
Repayments of Federal Home Loan Bank advances	(40,674)	(9,180)
Cash dividends paid on common stock	(158)	—
Treasury stock purchased	(586)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,936	2,571

NET CHANGE IN CASH AND CASH EQUIVALENTS	(206)	3,517
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,946	30,775

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,740	$34,292

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,796	$2,568
Income taxes paid, net	1	1
Dividends declared	176	158

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the parent holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, municipalities and businesses through its eighteen offices in eastern Connecticut. The primary products include savings, checking and certificates of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services are offered to individuals and businesses through the Bank’s Connecticut offices. Trust operations in Vermont provide third-party trust outsourcing services to other community banks located throughout the country. SI Bancorp, MHC, the Company’s mutual holding company parent, does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

On November 15, 2005, the Company acquired certain assets of two trust services businesses, Private Trust Services and Bank Trust Services (“SI Trust Servicing”), from the former Circle Trust Company headquartered in Darien, Connecticut. SI Trust Servicing, located in Rutland, Vermont, is a third-party provider of trust outsourcing services for other financial institutions. The acquisition was accounted for as an asset purchase transaction with total cash consideration funded through internal sources. The purchase price was allocated to the net assets acquired with the excess purchase price resulting in goodwill.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2005 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three ended March 31, 2006 are not necessarily indicative of the operating results for the twelve months ending December 31, 2006.

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

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

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 467,167 for the three months ended March 31, 2006. The Company had no dilutive or anti-dilutive common shares outstanding for the three months ended March 31, 2005. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Three Months Ended March 31,
	2006	2005
Net income	$795,000	$902,000

Weighted-average common shares outstanding:
Basic	11,821,981	12,079,320
Effect of dilutive stock option and restricted stock awards	54,511	—

Diluted	11,876,492	12,079,320

Net income per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 3. SECURITIES

The amortized cost and approximate fair value of securities at March 31, 2006 and December 31, 2005 are as follows:

March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$4,105	$26	$(62)	$4,069
Government-sponsored enterprises	73,673	28	(1,981)	71,720
Mortgage-backed securities	39,299	13	(1,199)	38,113
Corporate debt securities	4,530	13	(10)	4,533
Obligations of state and political subdivisions	1,499	33	—	1,532
Tax-exempt securities	790	—	—	790
Foreign government securities	100	—	(1)	99

Total debt securities	123,996	113	(3,253)	120,856

Equity securities:
Marketable equity securities	555	—	(1)	554

TOTAL AVAILABLE FOR SALE SECURITIES	$124,551	$113	$(3,254)	$121,410

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$4,820	$58	$(65)	$4,813
Government-sponsored enterprises	73,135	—	(1,645)	71,490
Mortgage-backed securities	37,346	28	(836)	36,538
Corporate debt securities	4,537	3	(12)	4,528
Obligations of state and political subdivisions	1,499	47	—	1,546
Tax-exempt securities	490	—	—	490
Foreign government securities	75	—	(1)	74

Total debt securities	121,902	136	(2,559)	119,479

Equity securities:
Marketable equity securities	555	—	(15)	540

TOTAL AVAILABLE FOR SALE SECURITIES	$122,457	$136	$(2,574)	$120,019

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. However, the Company sold $3.3 million of fixed-rate residential mortgage loans in the first quarter of 2006. At March 31, 2006 and December 31, 2005, loans held for sale were $0 and $107,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

At March 31, 2006, the Company’s loan portfolio, net, was $543.3 million, or 75.1% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$275,547	50.45%	$266,739	51.66%
Multi-family and commercial	112,815	20.66	100,926	19.54
Construction	45,072	8.25	47,325	9.16

Total real estate loans	433,434	79.36	414,990	80.36

Consumer loans:
Home equity	20,784	3.80	20,562	3.98
Other	13,424	2.46	3,294	0.64

Total consumer loans	34,208	6.26	23,856	4.62

Commercial business loans	78,553	14.38	77,552	15.02

TOTAL LOANS	546,195	100.00%	516,398	100.00%

Deferred loan origination costs, net of fees	1,098		1,048
Allowance for loan losses	(3,954)		(3,671)

LOANS RECEIVABLE, NET	$543,339		$513,775

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•	Specific allowances for identified problem loans, including loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

•	General valuation allowance on certain identified problem loans which include loans on the Managed Asset Report that do not have an individual allowance. These loans are segregated by loan category and assigned allowance percentages based on the inherent losses associated with each type of lending.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

•	General valuation allowance on the remainder of the loan portfolio covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

•	Unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table summarizes the activity in the allowance for loan losses at and for the three months ended March 31, 2006 and 2005.

	At or For the Three Months Ended March 31,
(Dollars in Thousands)	2006	2005
BALANCE AT BEGINNING OF PERIOD	$3,671	$3,200

Provision for loan losses	285	105
Loans charged-off	(5)	—
Recoveries of loans previously charged-off	3	71

BALANCE AT END OF PERIOD	$3,954	$3,376

Allowance for loan losses to total loans	0.72%	0.77%
Allowance for loan losses to nonperforming loans	4393.33	594.37

Nonperforming Assets and Restructured Loans. The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2006	December 31, 2005
Nonaccrual loans:
Real estate loans	$80	$224
Commercial business loans	—	—
Consumer loans	10	16

TOTAL NONACCRUAL LOANS	90	240

Real estate owned, net	—	325

TOTAL NONPERFORMING ASSETS	90	565

Troubled debt restructurings	74	74

TOTAL NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS	$164	$639

Total nonperforming loans to total loans	0.02%	0.05%
Total nonperforming loans to total assets	0.01	0.03
Total nonperforming assets and troubled debt restructurings to total assets	0.02	0.09

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

In addition to the loans disclosed in the above table, at March 31, 2006, the Bank identified eleven loans totaling $4.9 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the above table. The aforementioned loans have been classified as substandard based on the Bank’s internal asset classification system, which the Bank uses to monitor and evaluate the credit risk inherent in its loan portfolio.

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

	March 31, 2006	December 31, 2005	Change
(Dollars in Thousands)
Noninterest-bearing demand deposits	$52,182	$51,996	$186
NOW and money market accounts	127,409	125,156	2,253
Savings accounts	83,444	87,894	(4,450)
Certificates of deposit (1)	264,384	244,251	20,133

TOTAL DEPOSITS	$527,419	$509,297	$18,122

(1)	Includes brokered deposits of $7.0 million and $5.0 million at March 31, 2006 and December 31, 2005, respectively.

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the three months ended March 31, 2006 and 2005 is as follows:

Three Months Ended March 31, 2006	Before Tax Amount	Tax Effects	Net of Tax Amount
(Dollars in Thousands)
Unrealized holding losses arising during the period	$(703)	$239	$(464)
Reclassification adjustment for gains recognized in net income	—	—	—

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(703)	$239	$(464)

Three Months Ended March 31, 2005	Before Tax Amount	Tax Effects	Net of Tax Amount
(Dollars in Thousands)
Unrealized holding losses arising during the period	$(1,601)	$544	$(1,057)
Reclassification adjustment for gains recognized in net income	(20)	7	(13)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,621)	$551	$(1,070)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 7. EQUITY INCENTIVE PLAN

In May 2005, stockholders of the Company approved the SI Financial Group, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, the Company may grant 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan. Stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant. See additional details relating to the Incentive Plan in Note 11 of the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

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

In accordance with SFAS 123R, the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of the restricted stock awards, which is equal to the market price at the date of grant, was recorded as unearned restricted shares. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which included several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. In connection with the stock option and restricted stock awards, the Company recorded share-based compensation expense of $191,000 for the three months ended March 31, 2006.

For the three months ended March 31, 2006, the Company granted 10,000 stock options at a fair value of $3.64 per share. Using the Black-Scholes option pricing model, the following assumptions were used to determine the weighted-average fair value of stock options granted:

Dividend yield:	1.50%
Expected volatility:	20.02%
Risk-free rate:	4.57%
Expected life in years:	10 years

The following table summarizes total aggregate stock option activity for the period January 1, 2006 through March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
OUTSTANDING AT JANUARY 1, 2006	463,500	$10.10	$2.89
Granted	10,000	11.39	3.64
Forfeited	(1,000)	10.10	2.89

OUTSTANDING AT MARCH 31, 2006	472,500	10.13	2.91

NOTE 8. REGULATORY CAPITAL

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005 AND DECEMBER 31, 2005

At March 31, 2006 and December 31, 2005, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2006 and December 31, 2005.

March 31, 2006	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital to Risk Weighted Assets	$67,475	16.06%	$33,611	8.00%	$42,014	10.00%
Tier I Capital to Risk Weighted Assets	63,526	15.12	16,806	4.00	25,209	6.00
Tier I Capital to Total Assets	63,526	9.01	28,202	4.00	35,253	5.00

December 31, 2005	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital to Risk Weighted Assets	$66,274	16.79%	$31,578	8.00%	$39,472	10.00%
Tier I Capital to Risk Weighted Assets	62,612	15.87	15,781	4.00	23,672	6.00
Tier I Capital to Total Assets	62,612	9.31	26,901	4.00	33,626	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at March 31, 2006 and December 31, 2005 and results of operations for the three months ended March 31, 2006 and 2005 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document. The discussion and analysis should be read in conjunction with Management’s Discussion and Analysis included in the Company’s 2005 Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Form 10-K under Item 1A - Risk Factors. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in Notes 1 and 4 of the consolidated financial statements in Part I, Item 1 of this document and Items 1 and 8 in the Company’s 2005 Annual Report on Form 10-K.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses.

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

Impact of New Accounting Standards

Refer to Note 1 to the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•	Opened a new full-service branch location in East Lyme, Connecticut in March 2006.

•	Declared a quarterly cash dividend of $0.04 per share, paid on April 28, 2006, to stockholders of record at the close of business on April 7, 2006. This is an increase of $0.01 per share, or 33.3%, compared to prior quarters.

•	The Company repurchased 51,600 shares of common stock at an average cost of $11.36 per share.

•	The Bank began offering reverse mortgages for senior citizens age 62 and older that are interested in securing their financial future while remaining in their home.

•	The Bank purchased $10.3 million of indirect automobile loans with favorable rates of return.

•	Bauer Financial, the nation’s leading independent bank rating firm, announced that Savings Institute Bank & Trust Company achieved its highest 5-Star superior rating for financial strength and stability.

•	Charitable contributions on behalf of Savings Institute Bank & Trust Company Employees’ Caring and Giving Program were awarded to local charitable organizations.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Summary:

Assets. The Company’s total assets increased $31.9 million, or 4.6%, to $723.8 million at March 31, 2006, as compared to $691.9 million at December 31, 2005, primarily due to increases net loans receivable, available for sale securities, other assets and Federal Home Loan Bank stock. Net loans receivable increased $29.6 million, or 5.8%, to $543.3 million at March 31, 2006, with commercial and consumer loans yielding the largest increases. For the first quarter of 2006, loan originations for commercial loans increased 28.4% over the same period in the prior year, which reflects the Company’s emphasis on the commercial loan market in order to enhance earnings with higher yielding loans and to diversify the loan portfolio. The increase in consumer loans primarily relates to the purchase of $10.3 million of indirect automobile loans. The increase in net loans receivable was offset by loan sales of $3.3 million. Available for sale securities increased $1.4 million, or 1.2%, to $121.4 million as a result of purchases of mortgage-backed securities. Other assets increased primarily due to additional prepaid expenses and other investments. Federal Home Loan Bank stock increased $569,000 to $6.2 million at March 31, 2006, resulting from the implementation of Federal Home Loan Bank’s new capital plan and to support a higher level of Federal Home Loan Bank borrowings.

Liabilities. Total liabilities increased $32.1 million, or 5.2%, from December 31, 2005 to March 31, 2006 primarily as a result of increases in deposits and Federal Home Loan Bank advances. Deposits, including mortgagors’ and investors’ escrow accounts, increased $16.8 million, or 3.3%, to $529.1 million at March 31, 2006. The Company experienced increases in interest-bearing accounts, such as certificates of deposit and NOW and money market accounts resulting from branch expansion, promotional rates, competitive pricing and marketing efforts. Federal Home Loan Bank advances increased $14.9 million, or 16.9%, to $102.8 million at March 31, 2006. Increases in Federal Home Loan Bank borrowings were short-term fixed-rate advances with terms of two months to one year used to fund loan growth and to manage interest rate risk.

Equity. Total stockholders’ equity decreased $151,000 to $79.9 million at March 31, 2006. The decrease in equity was primarily attributable to the repurchase of 51,600 shares at a cost of $586,000, an increase in net unrealized holding losses on available for sale securities aggregating $464,000 (net of taxes) and dividends declared of $176,000, offset by earnings of $795,000 and the amortization of unearned equity awards of $280,000.

Investment Activities:

At March 31, 2006, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities which amounted to $121.4 million, or 16.8% of assets. At December 31, 2005, the Company’s available for sale securities totaled $120.0 million, or 17.3% of assets. The increase in available for sale securities of $1.4 million, or 1.2%, was primarily due to net purchases and maturities of mortgage-backed securities. For the three months ended March 31, 2006, the Company’s decision to invest primarily in mortgage-backed securities was based on a combination of higher-yielding interest rates and predictability of cash flows arising from these securities.

The net unrealized losses on available for sale securities, net of taxes, increased $464,000 to $2.1 million for the three months ended March 31, 2006, primarily due to a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Lending Activities:

The Company’s net loan portfolio increased $29.6 million, or 5.8%, resulting from strong loan originations, offset by loan sales of $3.3 million of fixed-rate residential mortgage loans during the first quarter of 2006. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Despite the mortgage loan sales, residential mortgage loans increased $8.8 million, or 3.3%, as a result of loan originations of $22.0 million. Commercial loans, including commercial real estate and commercial business loans, increased $12.9 million, or 7.2%, due to the Company’s continued emphasis on the commercial market. Consumer loans increased $10.4 million, or 43.4%, as a result of the purchase of $10.3 million of indirect automobile loans. Although automobile loans typically involve a higher degree of credit risk, they generally provide a higher rate of return and were therefore, purchased with the intention of supplementing the Company’s interest income during this period of lower net interest margins. The Company’s level of loan closings was strong due to several factors, including promotional and sales activities, competitive pricing initiatives, a strong housing market and a relatively stable local economy.

The allowance for losses totaled $4.0 million, representing 0.72% of total loans at March 31, 2006, compared to $3.7 million, or 0.71% of total loans, at December 31, 2005. Despite increasing interest rates, conservative underwriting practices and strong collection efforts contribute to the Bank’s favorable loan portfolio.

Deposits:

Deposits, including mortgagors’ and investors’ escrow accounts, increased $16.8 million, or 3.3%, to $529.1 million at March 31, 2006. Interest-bearing deposits increased $17.9 million, or 3.9%, primarily due to promotion and marketing initiatives, aggressive pricing on certificates of deposit to attract additional funds and efforts to capitalize on opportunities to increase deposits due to the consolidation of financial institutions in the Company’s market area. Certificates of deposit increased $20.1 million, or 8.2%, as a result of attractive promotional interest rates. The decrease in savings accounts of $4.5 million was mainly due to a reduction in passbook and money market savings accounts, of which a portion transferred to the Bank’s certificate of deposit accounts.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

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

	At or For the Three Months Ended March 31,
(Dollars in Thousands)	2006			2005
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$529,931	$8,185	6.26%	$447,836	$6,623	6.00%
Investment securities (3)	125,861	1,295	4.19	125,110	1,197	3.88
Other interest-earning assets	9,180	52	2.30	12,980	74	2.31

Total interest-earning assets	664,972	9,532	5.82	585,926	7,894	5.46

Noninterest-earning assets	39,179			39,000

Total assets	$704,151			$624,926

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$122,702	209	0.69	$111,083	107	0.39
Savings (4)	87,650	226	1.05	93,351	185	0.80
Certificates of deposit (5)	252,580	2,326	3.73	210,516	1,522	2.93

Total interest-bearing deposits	462,932	2,761	2.42	414,950	1,814	1.77

FHLB advances	97,814	992	4.11	72,158	673	3.78
Subordinated debt	7,217	143	8.04	7,217	105	5.90

Total interest-bearing liabilities	567,963	3,896	2.78	494,325	2,592	2.13

Noninterest-bearing liabilities	56,071			49,549

Total liabilities	624,034			543,874

Total stockholders’ equity	80,117			81,052

Total liabilities and stockholders’ equity	$704,151			$624,926

Net interest-earning assets	$97,009			$91,601

Tax equivalent net interest and dividend income (3)		5,636			5,302
Tax equivalent interest rate spread (6)			3.04			3.33
Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.44			3.67
Average of interest-earning assets to average interest-bearing liabilities			117.08			118.53
Less: Tax equivalent adjustment (3)		(2)			(2)

NET INTEREST AND DIVIDEND INCOME PER STATEMENTS OF INCOME		$5,634			$5,300

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest and dividend income divided by average interest-earning assets.

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

Three Months Ended March 31, 2006 and 2005	Increase (Decrease) Due To
	Rate	Volume	Net
(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$304	$1,258	$1,562
Investment securities (3)	91	7	98
Other interest-earning assets	—	(22)	(22)

Total interest-earning assets	395	1,243	1,638

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	618	329	947
Federal Home Loan Bank advances	63	256	319
Subordinated debt	38	—	38

Total interest-bearing liabilities	719	585	1,304

CHANGE IN NET INTEREST AND DIVIDEND INCOME (3)	$(324)	$658	$334

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest and dividend income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest and dividend income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

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

Summary. The Company recorded net income of $795,000 for the three months ended March 31, 2006, a decrease of $107,000 compared to $902,000 for the three months ended March 31, 2005. The decrease was primarily attributable to increases in noninterest expenses of $1.1 million and $180,000 in the provision for loan losses, offset by increases of $797,000 in noninterest income, $334,000 in net interest and dividend income and a decrease of $28,000 in the provision for income taxes.

Net interest and dividend income rose in response to an increase in average interest-earning assets, offset by an increase in the cost of funds. Despite increases in net interest and dividend income, the net interest margin decreased 23 basis points for the three months ended March 31, 2006. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest and dividend income.

Interest and Dividend Income. Total interest and dividend income increased $1.6 million, or 20.8%, for the first quarter of 2006. Average interest-earning assets increased $79.0 million, or 13.5%, to $665.0 million in 2006, mainly due to higher loan volume. Average loans increased $82.1 million and the rate earned on loans increased 26 basis points to 6.26% for the first quarter of 2006 from 6.0% for the same period in 2005. Increased volume on higher yielding commercial loans contributed to the rise in interest earned on loans. Average securities rose $751,000, with an increase in yield from 3.88% to 4.17%.

Interest Expense. Interest expense increased $1.3 million, or 50.3%, to $3.9 million for the first quarter of 2006 compared to $2.6 million for the first quarter of 2005, primarily as a result of the rate paid on deposits and greater volume of certificates of deposit. The yield on deposit accounts increased 65 basis points due to rising market interest rates, promotional rates and aggressive pricing while average deposits rose $48.0 million. Although the average balance remained constant, the rate paid on subordinated debt borrowings increased 214 basis points from 5.90% to 8.04%. Average Federal Home Loan Bank advances increased $25.7 million and the yield on Federal Home Loan Bank borrowings increased 33 basis points to 4.11%.

Provision for Loan Losses. The Company’s provision for loan losses increased $180,000 to $285,000 in the first quarter of 2006 from $105,000 for the same quarter in 2005, primarily due to loan growth principally in commercial and consumer loans, which carry a higher risk of default than one- to four-family residential real estate loans, offset by continued strong asset quality. The Company’s conservative underwriting standards as well as a favorable real estate market have contributed to the quality of the loan portfolio. The quality of the loan portfolio is evidenced by a reduction in nonperforming loans to $90,000 from $568,000 and net loan charge-offs of $2,000 compared to net loan recoveries of $71,000 for the first quarters of 2006 and 2005, respectively. Despite the quality loan portfolio, the Company continues to monitor the impact that the rise in short-term interest rates will have on variable-rate borrowers and their ability to repay higher monthly interest payments.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Service fees	$1,144	$875	$269
Wealth management fees	834	238	596
Increase in cash surrender value of bank-owned life insurance	68	72	(4)
Net gain on sale of securities	—	20	(20)
Net gain on sale of loans	24	99	(75)
Other	54	23	31

TOTAL NONINTEREST INCOME	$2,124	$1,327	$797

Service fees increased principally as a result of branch expansion and additional deposit-related products offered. Wealth management fees, which include trust and investment service fees, rose primarily to fee income from SI Trust Servicing. Net gains on the sale of loans reflect the sale of $3.3 million of loans during the first quarter of 2006 compared to $28.8 million during the same period in 2005. Increases in other noninterest income included a $39,000 increase in the Bank’s investment in a small business investment corporation carried at cost.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar changes for the periods presented.

	Three Months Ended March 31,
(Dollars in Thousands)	2006	2005	Change
Salaries and employee benefits	$3,583	$2,779	$804
Occupancy and equipment	1,160	881	279
Computer and electronic banking services	627	461	166
Outside professional services	225	263	(38)
Marketing and advertising	153	131	22
Supplies and printing	124	136	(12)
Other	408	543	(135)

TOTAL NONINTEREST EXPENSES	$6,280	$5,194	$1,086

Increases in salaries and employee benefits reflect higher staffing levels related to branch expansion as well as the amortization of share-based compensation awards. The adoption of SFAS 123R during the second quarter of 2005 resulted in share-based compensation expense of $191,000 for the first quarter of 2006. In addition, the Company recorded compensation expense in connection with the employee stock ownership plan of $89,000 for the same period. Additional facility leases, depreciation expense and other occupancy-related expenses associated with branch expansion resulted in the increase in occupancy and equipment expenses. Computer and electronic banking services continued to rise as a result of the addition of three branch locations and the acquisition of SI Trust Servicing. Outside professional services, which primarily include legal and auditing services, decreased as a result of lower auditing expenditures compared to the same period in the prior year. Marketing and advertising expenses increased as a result of various promotional initiatives related to the Bank’s products and services and new branch openings. Other expenses decreased due to lower estimated losses on uncollectible items associated with the implementation of the Bank’s remote branch capture system.

Income Tax Provision. For the three months ended March 31, 2006, the Company’s income tax expense decreased $28,000 as a result of lower taxable income. The effective tax rate for the three months ended March 31, 2006 and 2005 was 33.4% and 32.1%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $25.7 million, which included interest-bearing deposits, including federal funds sold, of $9.9 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $121.4 million at March 31, 2006. In addition, at March 31, 2006, the Company had the ability to borrow $213.4 million from the Federal Home Loan Bank, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $102.8 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination and purchase of loans and the purchase of securities. For the three months ended March 31, 2006, the Company originated $47.7 million of loans and purchased $4.2 million of securities. For the twelve months ended December 31, 2005, the Company originated $183.8 million of loans and purchased $27.0 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $16.8 million, $51.8 million and $43.2 million for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004, respectively. Certificates of deposit due within one year of March 31, 2006 totaled $65.3 million, or 12.4%, of total deposits (including mortgagors’ and investors’ escrow accounts). Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, but based on past experience, that a significant portion of the certificates of deposit will remain with us. The Company experienced a net increase of $14.9 million in Federal Home Loan Bank advances for the three months ended March 31, 2006 to fund loan demand and to invest in securities. The Company had net increases of $15.3 million and $15.5 million in Federal Home Loan Bank advances for the years ended December 31, 2005 and 2004, respectively. For the three months ended March 31, 2006, the Company repurchased 51,600 shares of common stock at a cost of $586,000. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2005 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2005. There were no material changes in the Company’s payments due under contractual obligations for the three months ended March 31, 2006.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2006 and December 31, 2005 are as follows:

(Dollars in Thousands)	March 31, 2006	December 31, 2005
Commitments to extend credit: (1)
Future loan commitments (2)	$24,781	$31,192
Undisbursed construction loans	27,951	25,572
Undisbursed home equity lines of credit	21,180	21,481
Undisbursed commercial lines of credit	10,909	10,796
Overdraft protection lines	1,343	1,277
Standby letters of credit (3)	857	812
Loans sold with recourse (4)	63	66

TOTAL COMMITMENTS	$87,084	$91,196

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
(2)	Includes fixed-rate loan commitments of $10.9 million at interest rates ranging from 4.875% to 8.000% and $5.5 million at interest rates ranging from 4.875% to 8.000% at March 31, 2006 and December 31, 2005, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(4)	Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract including default by the underlying borrower.

Outstanding commitments for the construction of new branch facilities in the aggregate totaled approximately $735,000 and $870,000 at March 31, 2006 and December 31, 2005, respectively.

For the three months ended March 31, 2006, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 12 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings. To reduce the potential volatility of earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company originates adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company offers fixed-rate mortgage loans with maturities of fifteen years. This product enables the Company to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more long-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, the Company also has used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and brokered deposits to help manage interest rate risk. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest and dividend income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 9% and 15% in a flat interest rate environment, between 6% and 12% in an increasing interest rate environment and between 18% and 36% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 24% in a flat interest rate environment, between 6% and 18% in a rising rate environment and between 6% and 36% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest and dividend income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at March 31, 2006 and 300 basis points at December 31, 2005. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of March 31, 2006 and December 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest and dividend income for the twelve-month and twenty-four-month periods are as follows:

March 31, 2006:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
200 basis point increase in rates	(4.18)%	(6.68)%
100 basis point increase in rates	0.17	1.41
200 basis point decrease in rates	(3.82)	(6.92)

December 31, 2005:	Percent Change in Estimated Net Interest and Dividend Income Over
	12 Months	24 Months
300 basis point increase in rates	(3.36)%	(5.56)%
100 basis point increase in rates	0.44	1.54
200 basis point decrease in rates	(4.28)	(7.55)

As of March 31, 2006, based on the scenarios above, net interest and dividend income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 200 basis points or if interest rates decreased 200 basis points and favorably impacted by a 100 basis point increase in rates. Using net interest and dividend income for the quarter ended March 31, 2006, for each percentage point change in net interest and dividend income, the effect on the Company’s annual net income would be $149,000, assuming a 34% income tax rate.

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

For both the twelve and twenty-four-month periods, the effect on net interest and dividend income has improved in the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points at March 31, 2006 compared to December 31, 2005 and net interest and dividend income has declined as rates increase. As a result, the Company’s strategy is to better position the balance sheet for the continual rise in market interest rates primarily through the sale of fixed-rate residential mortgages.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Company’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Information relating to risk factors is presented in the Company’s Form 10-K for the year ended December 31, 2005. There are no material changes in the Company’s risk factors for the three months ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	15,600	$11.29	15,600	599,836
February 1, 2006 through February 28, 2006	36,000	11.40	36,000	563,836
March 1, 2006 through March 31, 2006	—	—	—	—

Total	51,600	$11.36	51,600	563,836

(1)	On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

SI FINANCIAL GROUP, INC.

May 12, 2006	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

May 12, 2006	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)