Form 10-Q
period 2006-06-30
SI Financial Group, Inc.
filed 2006-08-11
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2006, there were 12,421,920 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,153	$16,317
Interest-bearing	2,323	6,829
Federal funds sold	400	2,800

Total cash and cash equivalents	18,876	25,946

Available for sale securities, at fair value	126,281	120,019
Loans held for sale	—	107
Loans receivable (net of allowance for loan losses of $4.1 million at June 30, 2006 and $3.7 million at December 31, 2005)	552,364	513,775
Accrued interest receivable	3,671	3,299
Federal Home Loan Bank stock, at cost	6,207	5,638
Cash surrender value of bank-owned life insurance	7,974	7,837
Other real estate owned	—	325
Premises and equipment, net	9,169	8,838
Goodwill and other intangibles	768	817
Deferred tax asset, net	3,085	2,804
Other assets	3,049	2,463

TOTAL ASSETS	$731,444	$691,868

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$56,011	$51,996
Interest-bearing	486,421	457,301

Total deposits	542,432	509,297

Mortgagors’ and investors’ escrow accounts	2,794	2,985
Federal Home Loan Bank advances	94,665	87,929
Junior subordinated debt owed to unconsolidated trust	7,217	7,217
Accrued expenses and other liabilities	4,634	4,397

TOTAL LIABILITIES	651,742	611,825

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,421,920 outstanding at June 30, 2006 and 12,551,186 shares outstanding at December 31, 2005)	126	126
Additional paid-in capital	51,319	51,155
Unallocated common shares held by ESOP	(4,360)	(4,521)
Unearned restricted shares	(1,928)	(2,176)
Retained earnings	38,405	37,216
Accumulated other comprehensive loss	(2,274)	(1,609)
Treasury stock, at cost (141,830 shares at June 30, 2006 and 12,564 shares at December 31, 2005)	(1,586)	(148)

TOTAL STOCKHOLDERS’ EQUITY	79,702	80,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,444	$691,868

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$8,882	$6,803	$17,067	$13,426
Investment securities:
Taxable interest	1,336	1,243	2,539	2,382
Tax-exempt interest	7	5	13	11
Dividends	101	57	185	107
Other	63	84	115	158

TOTAL INTEREST AND DIVIDEND INCOME	10,389	8,192	19,919	16,084

Interest expense:
Deposits	3,195	2,006	5,956	3,820
Federal Home Loan Bank advances	1,023	696	2,015	1,369
Subordinated debt	155	122	298	227

TOTAL INTEREST EXPENSE	4,373	2,824	8,269	5,416

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,016	5,368	11,650	10,668

Provision for loan losses	120	130	405	235

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,896	5,238	11,245	10,433

Noninterest income:
Service fees	1,180	1,133	2,324	2,008
Wealth management fees	836	274	1,670	512
Increase in cash surrender value of bank-owned life insurance	69	65	137	137
Net (loss) gain on sale of securities	(112)	15	(112)	35
Net gain on sale of loans	11	48	35	147
Other	21	94	75	117

TOTAL NONINTEREST INCOME	2,005	1,629	4,129	2,956

Noninterest expenses:
Salaries and employee benefits	3,704	3,094	7,287	5,873
Occupancy and equipment	1,202	916	2,362	1,797
Computer and electronic banking services	632	425	1,259	886
Outside professional services	311	397	536	660
Marketing and advertising	204	184	357	315
Supplies and printing	140	127	264	263
Other	586	468	994	1,011

TOTAL NONINTEREST EXPENSES	6,779	5,611	13,059	10,805

INCOME BEFORE INCOME TAX PROVISION	1,122	1,256	2,315	2,584

Income tax provision	365	411	763	837

NET INCOME	$757	$845	$1,552	$1,747

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – Concluded

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.07	$0.13	$0.14
Diluted	$0.06	$0.07	$0.13	$0.14
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,787,126	12,087,104	11,804,457	12,083,278
Diluted	11,825,839	12,095,709	11,851,001	12,093,218

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in Thousands, Except Share Amounts / Unaudited)

			Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

	Common Stock
	Shares	Dollars
BALANCE AT DECEMBER 31, 2004	12,563,750	$126	$50,947	$(4,844)	—	$34,870	$(290)	—	$80,809
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(317)	—	—	(317)
Restricted stock activity	—	—	2,305	—	(2,487)	(25)	—	—	(207)
Equity incentive plan shares earned	—	—	34	—	62	—	—	—	96
Comprehensive loss:
Net income	—	—	—	—	—	1,747	—	—	1,747
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(348)	—	(348)

Total comprehensive income									1,399

BALANCE AT JUNE 30, 2005	12,563,750	$126	$53,286	$(4,844)	$(2,425)	$36,275	$(638)	$—	$81,780

BALANCE AT DECEMBER 31, 2005	12,563,750	$126	$51,155	$(4,521)	$(2,176)	$37,216	$(1,609)	$(148)	$80,043
Cash dividends declared ($0.08 per share)	—	—	—	—	—	(363)	—	—	(363)
Equity incentive plan shares earned	—	—	134	—	248	—	—	—	382
Allocation of ESOP shares	—	—	17	161	—	—	—	—	178
Vesting of restricted stock	—	—	13	—	—	—	—	—	13
Treasury shares purchased (129,266 shares)	—	—	—	—	—	—	—	(1,438)	(1,438)
Comprehensive income:
Net income	—	—	—	—	—	1,552	—	—	1,552
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(665)	—	(665)

Total comprehensive income									887

BALANCE AT JUNE 30, 2006	12,563,750	$126	$51,319	$(4,360)	$(1,928)	$38,405	$(2,274)	$(1,586)	$79,702

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,552	$1,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	405	235
Employee stock ownership plan expense	178	180
Equity incentive plan expense	382	96
Excess tax benefit from share-based payment arrangements	(13)	—
Amortization (accretion) of investment premiums and discounts, net	(44)	43
Amortization of loan premiums and discounts, net	420	110
Depreciation and amortization of premises and equipment	827	613
Amortization of core deposit intangible	49	49
Amortization of deferred debt issuance costs	18	18
Amortization of mortgage servicing rights	37	29
Net loss (gain) on sale of securities	112	(35)
Deferred income tax provision (benefit)	61	(24)
Loans originated for sale	(4,582)	(31,562)
Proceeds from sale of loans held for sale	4,724	31,909
Net gain on sale of loans	(35)	(147)
Net loss (gain) on sale of bank premises and equipment	20	(72)
Loss on sale of other real estate owned	11	—
Increase in cash surrender value of bank-owned life insurance	(137)	(137)
Change in operating assets and liabilities:
Accrued interest receivable	(372)	(399)
Other assets	(590)	(640)
Accrued expenses and other liabilities	202	(474)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,225	1,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(17,647)	(18,719)
Proceeds from sales of available for sale securities	3,872	48
Proceeds from maturities of and principal repayments on available for sale securities	6,438	14,393
Net increase in loans	(39,414)	(26,629)
Purchases of Federal Home Loan Bank stock	(569)	(656)
Proceeds from sale of other real estate owned	314	—
Proceeds from sale of bank premises and equipment	242	226
Purchases of premises and equipment	(1,420)	(2,256)

NET CASH USED IN INVESTING ACTIVITIES	(48,184)	(33,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,135	26,938
Net decrease in mortgagors’ and investors’ escrow accounts	(191)	(1,126)
Proceeds from Federal Home Loan Bank advances	77,075	19,943
Repayments of Federal Home Loan Bank advances	(70,339)	(13,305)
Cash dividends paid on common stock	(366)	(158)
Purchase of common stock for equity incentive plan	—	(207)
Excess tax benefit from share-based payment arrangements	13	—
Treasury stock purchased	(1,438)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,889	32,085

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2006	2005
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,070)	31
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,946	30,775

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,876	$30,806

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8,241	$5,378
Income taxes paid, net	$551	$1,001
Dividends declared	$363	$317

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the parent holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its eighteen offices in eastern Connecticut. The primary products include savings, checking and certificates of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services are offered to individuals and businesses through the Bank’s Connecticut offices. Trust operations in Vermont provide third-party trust outsourcing services to other community banks located throughout the country. SI Bancorp, MHC, the Company’s mutual holding company parent, does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2005 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results for the twelve months ending December 31, 2006.

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. The Company does not expect this Interpretation to have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of 469,450 and 468,314 for the three months and six months ended June 30, 2006, respectively. The Company had anti-dilutive common shares outstanding of 230,934 and 116,105 for the three months and six months ended June 30, 2005, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Amounts)	2006	2005	2006	2005
Net income	$757	$845	$1,552	$1,747

Weighted-average common shares outstanding:
Basic	11,787,126	12,087,104	11,804,457	12,083,278
Effect of dilutive stock option and restricted stock awards	38,713	8,605	46,544	9,940

Diluted	11,825,839	12,095,709	11,851,001	12,093,218

Net income per common share:
Basic	$0.06	$0.07	$0.13	$0.14
Diluted	$0.06	$0.07	$0.13	$0.14

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at June 30, 2006 and December 31, 2005 are as follows:

June 30, 2006

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$3,966	$27	$(44)	$3,949
Government-sponsored enterprises	76,297	27	(2,057)	74,267
Mortgage-backed securities	41,244	8	(1,466)	39,786
Corporate debt securities	4,525	9	(24)	4,510
Obligations of state and political subdivisions	1,499	23	—	1,522
Tax-exempt securities	790	—	—	790
Foreign government securities	100	—	(1)	99

Total debt securities	128,421	94	(3,592)	124,923

Equity securities:
Marketable equity securities	1,305	53	—	1,358

TOTAL AVAILABLE FOR SALE SECURITIES	$129,726	$147	$(3,592)	$126,281

December 31, 2005

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$4,820	$58	$(65)	$4,813
Government-sponsored enterprises	73,135	—	(1,645)	71,490
Mortgage-backed securities	37,346	28	(836)	36,538
Corporate debt securities	4,537	3	(12)	4,528
Obligations of state and political subdivisions	1,499	47	—	1,546
Tax-exempt securities	490	—	—	490
Foreign government securities	75	—	(1)	74

Total debt securities	121,902	136	(2,559)	119,479

Equity securities:
Marketable equity securities	555	—	(15)	540

TOTAL AVAILABLE FOR SALE SECURITIES	$122,457	$136	$(2,574)	$120,019

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. However, the Company sold $4.7 million of fixed-rate residential mortgage loans in the first half of 2006. At June 30, 2006 and December 31, 2005, loans held for sale were $0 and $107,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

At June 30, 2006, the Company’s loan portfolio, net, was $552.4 million, or 75.5% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	June 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$291,245	52.45%	$266,739	51.66%
Multi-family and commercial	111,392	20.05	100,926	19.54
Construction	43,185	7.78	47,325	9.16

Total real estate loans	445,822	80.28	414,990	80.36

Consumer loans:
Home equity	19,943	3.59	20,562	3.98
Other	12,586	2.27	3,294	0.64

Total consumer loans	32,529	5.86	23,856	4.62

Commercial business loans	76,977	13.86	77,552	15.02

TOTAL LOANS	555,328	100.00%	516,398	100.00%

Deferred loan origination costs, net of fees	1,111		1,048
Allowance for loan losses	(4,075)		(3,671)

LOANS RECEIVABLE, NET	$552,364		$513,775

Allowance for Loan Losses. The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. The Bank evaluates the allowance for loan losses on a monthly basis.

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•	Specific allowances for identified problem loans, including loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

•	General valuation allowance on certain identified problem loans which include loans on the Managed Asset Report that do not have an individual allowance. These loans are segregated by loan category and assigned allowance percentages based on the inherent losses associated with each type of lending.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

•	General valuation allowance on the remainder of the loan portfolio, which covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

•	Unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table summarizes the activity in the allowance for loan losses at and for the three months and the six months ended June 30, 2006 and 2005.

(Dollars in Thousands)	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2006	2005	2006	2005
BALANCE AT BEGINNING OF PERIOD	$3,954	$3,376	$3,671	$3,200

Provision for loan losses	120	130	405	235
Loans charged-off	—	(3)	(5)	(3)
Recoveries of loans previously charged-off	1	7	4	78

BALANCE AT END OF PERIOD	$4,075	$3,510	$4,075	$3,510

Allowance for loan losses to total loans			0.73%	0.74%
Allowance for loan losses to nonperforming loans			1997.55	369.47

Nonperforming Assets and Restructured Loans. The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans:
Real estate loans	$—	$224
Consumer loans	204	16

TOTAL NONACCRUAL LOANS	204	240

Real estate owned, net	—	325

TOTAL NONPERFORMING ASSETS	204	565

Troubled debt restructurings	73	74

TOTAL NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS	$277	$639

Total nonperforming loans to total loans	0.04%	0.05%
Total nonperforming loans to total assets	0.03	0.03
Total nonperforming assets and troubled debt restructurings to total assets	0.04	0.09

In addition to the loans disclosed in the above table, at June 30, 2006, the Bank identified twenty loans totaling $6.8 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

inclusion of such loans in the above table. The aforementioned loans have been classified as substandard based on the Bank’s internal asset classification system, which the Bank uses to monitor and evaluate the credit risk inherent in its loan portfolio.

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	June 30, 2006	December 31, 2005	Change
Noninterest-bearing demand deposits	$56,011	$51,996	$4,015

Interest-bearing accounts:
NOW and money market accounts	125,147	125,156	(9)
Savings accounts	83,052	87,894	(4,842)
Certificates of deposit (1)	278,222	244,251	33,971

Total interest-bearing accounts	486,421	457,301	29,120

TOTAL DEPOSITS	$542,432	$509,297	$33,135

(1)	Includes brokered deposits of $7.1 million and $5.0 million at June 30, 2006 and December 31, 2005, respectively.

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the six months ended June 30, 2006 and 2005 is as follows:

Six Months Ended June 30, 2006

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses arising during the period	$(1,119)	$381	$(738)
Reclassification adjustment for losses recognized in net income	112	(39)	73

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,007)	$342	$(665)

Six Months Ended June 30, 2005

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses arising during the period	$(493)	$168	$(325)
Reclassification adjustment for gains recognized in net income	(35)	12	(23)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(528)	$180	$(348)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 7. EQUITY INCENTIVE PLAN

Under the SI Financial Group, Inc. 2005 Equity Incentive Plan (the “Incentive Plan”), the Company may grant up to 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan. Stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant. See additional details relating to the Incentive Plan in Note 11 of the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

Effective for the quarter ended June 30, 2005, the Company adopted the provisions of FASB’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”) for recognizing the cost of employee services received in share-based payment arrangements. In accordance with SFAS 123(R), the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of the restricted stock awards, which is equal to the market price at the date of grant, was recorded as unearned restricted shares. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which included several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. For the three months and six months ended June 30, 2006, the Company recorded share-based compensation expense of $191,000 and $382,000, respectively, and $96,000 for the three months and six months ended June 30, 2005.

For the six months ended June 30, 2006, the Company granted 10,000 stock options at a fair value of $3.64 per share. Using the Black-Scholes option pricing model, the following assumptions were used to determine the weighted-average fair value of stock options granted:

Dividend yield:	1.50%
Expected volatility:	20.02%
Risk-free rate:	4.57%
Expected life in years:	10 years

The following table summarizes total aggregate stock option activity for the period January 1, 2006 through

June 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
OUTSTANDING AT JANUARY 1, 2006	463,500	$10.10	$2.89
Granted	10,000	11.39	3.64
Forfeited	(5,700)	10.10	2.89

OUTSTANDING AT JUNE 30, 2006	467,800	10.13	2.91

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

At June 30, 2006 and December 31, 2005, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005 AND DECEMBER 31, 2005

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2006 and December 31, 2005.

June 30, 2006

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$68,497	16.20%	$33,826	8.00%	$42,282	10.00%
Tier I Capital to Risk Weighted Assets	64,435	15.24	16,912	4.00	25,368	6.00
Tier I Capital to Total Assets	64,435	8.99	28,670	4.00	35,837	5.00

December 31, 2005

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$66,274	16.79%	$31,578	8.00%	$39,472	10.00%
Tier I Capital to Risk Weighted Assets	62,612	15.87	15,781	4.00	23,672	6.00
Tier I Capital to Total Assets	62,612	9.31	26,901	4.00	33,626	5.00

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at June 30, 2006 and December 31, 2005 and results of operations for the three months and six months ended June 30, 2006 and 2005 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document, as well as with Management’s Discussion and Analysis included in the Company’s 2005 Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in this document under Item 1A – Risk Factors and in the Company’s Form 10-K under Item 1A – Risk Factors. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loss experience and delinquency trends. The applied loss factors are re-evaluated annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. To a lesser extent, the purchase of indirect automobile loans during 2006 increased the allowance for loan losses due to the higher risk of loss associated with this type of consumer lending. Additionally, a portion of the allowance is established based on the level of specific nonperforming loans, classified assets or charged-off loans. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses.

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

Impact of New Accounting Standards

Refer to Note 1 to the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•	The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 3, 2006. Shareholders voted to re-elect three directors to three-year terms and ratified the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the year ended December 31, 2006. See Item 4. Submission of Matters to a Vote of Security Holders for additional details.

•	Declared a quarterly cash dividend of $0.04 per share, paid on July 28, 2006, to stockholders of record at the close of business on July 7, 2006.

•	The Company repurchased 77,666 shares of common stock at an average cost of $10.97 per share during the three months ended June 30, 2006.

•	The Bank announced the future relocation of its Norwich and Dayville, Connecticut branch offices to locations of greater convenience and visibility to its customers.

•	Bauer Financial, the nation’s leading independent bank rating firm, announced that Savings Institute Bank & Trust Company achieved its highest 5-Star superior rating for financial strength and stability.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets:

Summary. The Company’s total assets increased $39.6 million, or 5.7%, to $731.4 million at June 30, 2006, as compared to $691.9 million at December 31, 2005, primarily due to increases in net loans receivable of $38.6 million, available for sale securities of $6.3 million, other assets of $586,000 and Federal Home Loan Bank stock of $569,000, offset by a $7.1 million decrease in cash and cash equivalents. Other assets increased primarily due to other investments and receivables. Federal Home Loan Bank stock increased to $6.2 million at June 30, 2006, resulting from the implementation of the Federal Home Loan Bank’s new capital plan and to support a higher level of Federal Home Loan Bank borrowings. The decrease in cash and cash equivalents resulted from the funding of loans and the purchase of investment securities.

Loans Receivable, Net. The Company’s net loan portfolio increased 7.5% to $552.4 million as a result of strong loan originations, offset by loan sales of $4.7 million of fixed-rate residential mortgage loans during the first half of 2006. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Loan originations increased 8.7% and 17.4% for the three months and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The level of loan closings was strong due to several factors, including promotional and sales activities, competitive pricing initiatives, a strong housing market and a relatively stable local economy. Changes in the loan portfolio consisted of the following:

•	Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $24.5 million, or 9.2%. Loan originations for residential mortgage loans increased 16.7% to $56.2 million for the first half of 2006 compared to the same period in 2005.

•	Commercial Loans. Commercial real estate and commercial business loans, increased $9.9 million, or 5.5%, due to the Company’s continued emphasis on the commercial market. Commercial mortgage and business loan originations increased 33.8% for 2006 compared to 2005.

•	Consumer Loans. The increase of $8.7 million, or 36.4%, reflects the purchase of $10.3 million of indirect automobile loans during the first quarter of 2006. Although automobile loans typically involve a higher degree of credit risk, they generally provide a higher rate of return and were therefore, purchased with the intention of supplementing the Company’s interest income during this period of lower net interest margins. Consumer loan originations were lower in 2006 due to a decrease in home equity lines of credit as a result of the variable-rate nature of the product and rising market interest rates.

The allowance for losses totaled $4.1 million, representing 0.73% of total loans at June 30, 2006, compared to $3.7 million, or 0.71% of total loans, at December 31, 2005. The allowance has increased as a percent of total loans primarily due to increases in the commercial and consumer loan portfolios, which carry a higher risk of default compared to residential mortgage loans.

Investment Activities. At June 30, 2006, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities which amounted to $126.3 million, or 17.3% of assets. At December 31, 2005, the Company’s available for sale securities totaled $120.0 million, or 17.3% of assets. The increase in available for sale securities of $6.3 million, or 5.2%, was primarily due to net purchases of government-sponsored enterprises and mortgage-backed securities. The Company’s decision to invest primarily in government-sponsored enterprises and mortgage-backed securities was based on a combination of higher-yielding interest rates and predictability of cash flows arising from these securities.

Liabilities:

Summary. Total liabilities increased $39.9 million, or 6.5%, from December 31, 2005 to June 30, 2006 primarily as a result of net increases in deposits of $33.1 million and net proceeds from Federal Home Loan Bank advances of $6.7 million. The increase in Federal Home Loan Bank advances of 7.7% to $94.7 million at June 30, 2006 represented short-term fixed-rate advances with terms of three months to three years used to fund loan growth and to manage interest rate risk.

Deposits. Deposits, including mortgagors’ and investors’ escrow accounts, increased $32.9 million, or 6.4%, to $545.2 million at June 30, 2006. Noninterest-bearing accounts increased $4.0 million related to higher balances in primarily business checking accounts. Interest-bearing deposits increased $29.1 million, or 6.4%, primarily due to increases in certificates of deposits. Certificates of deposit increased $34.0 million, or 13.9%, as a result of branch expansion, promotional rates, competitive pricing and marketing efforts to capitalize on the consolidation of financial institutions within the Bank’s market area. Savings accounts decreased $4.8 million mainly due to a reduction in passbook and money market savings accounts, of which a portion transferred to the Bank’s certificate of deposit products. Additionally, brokered deposits increased $2.1 million in 2006.

Equity:

Summary. Total stockholders’ equity decreased $341,000 to $79.7 million at June 30, 2006. The decrease in equity was primarily attributable to stock repurchases of 129,266 shares at a cost of $1.4 million, an increase in net unrealized holding losses on available for sale securities aggregating $665,000 (net of taxes) and dividends declared of $363,000, offset by earnings of $1.6 million.

Net Unrealized Losses on Available for Sale Securities. Unrealized holding losses on available for sale securities, net of taxes, increased $665,000 to $2.3 million for the six months ended June 30, 2006, primarily due to a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to debt and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

Average Balance Sheet. The following table presents information regarding the average balances of assets and liabilities, the total dollar amounts of interest and dividend income from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using average daily balances.

	At or For the Three Months Ended June 30,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$545,772	$8,882	6.53%	$452,350	$6,803	6.03%
Investment securities (3)	134,315	1,446	4.32	132,527	1,307	3.96
Other interest-earning assets	9,587	63	2.64	11,639	84	2.89

Total interest-earning assets	689,674	10,391	6.04	596,516	8,194	5.51

Noninterest-earning assets	37,087			40,465

Total assets	$726,761			$636,981

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$125,447	236	0.75	$115,517	140	0.49
Savings (4)	85,132	237	1.12	94,525	217	0.92
Certificates of deposit (5)	272,738	2,722	4.00	213,104	1,649	3.10

Total interest-bearing deposits	483,317	3,195	2.65	423,146	2,006	1.90

FHLB advances	98,236	1,023	4.18	72,211	696	3.87
Subordinated debt	7,217	155	8.61	7,217	122	6.78

Total interest-bearing liabilities	588,770	4,373	2.98	502,574	2,824	2.25

Noninterest-bearing liabilities	57,828			52,870

Total liabilities	646,598			555,444

Total stockholders’ equity	80,163			81,537

Total liabilities and stockholders’ equity	$726,761			$636,981

Net interest-earning assets	$100,904			$93,942

Tax equivalent net interest income (3)		6,018			5,370

Tax equivalent interest rate spread (6)			3.06			3.26

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.50			3.61

Average of interest-earning assets to average interest-bearing liabilities			117.14			118.69

Less: Tax equivalent adjustment (3)		(2)			(2)

NET INTEREST INCOME PER STATEMENTS OF INCOME		$6,016			$5,368

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
(Dollars in Thousands)	2006			2005
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$537,895	$17,067	6.40%	$450,103	$13,426	6.02%
Investment securities (3)	130,111	2,741	4.25	128,839	2,504	3.92
Other interest-earning assets	9,385	115	2.47	12,306	158	2.59

Total interest-earning assets	677,391	19,923	5.93	591,248	16,088	5.49

Noninterest-earning assets	38,127			39,739

Total assets	$715,518			$630,987

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$124,082	445	0.72	$113,312	246	0.44
Savings (4)	86,384	463	1.08	93,941	402	0.86
Certificates of deposit (5)	262,715	5,048	3.87	211,818	3,172	3.02

Total interest-bearing deposits	473,181	5,956	2.54	419,071	3,820	1.84

FHLB advances	98,026	2,015	4.15	72,185	1,369	3.82
Subordinated debt	7,217	298	8.33	7,217	227	6.34

Total interest-bearing liabilities	578,424	8,269	2.88	498,473	5,416	2.19

Noninterest-bearing liabilities	56,954			51,232

Total liabilities	635,378			549,705
Total stockholders’ equity	80,140			81,282

Total liabilities and stockholders’ equity	$715,518			$630,987

Net interest-earning assets	$98,967			$92,775

Tax equivalent net interest income (3)		11,654			10,672

Tax equivalent interest rate spread (6)			3.05			3.30

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.47			3.64

Average of interest-earning assets to average interest-bearing liabilities			117.11			118.61

Less: Tax equivalent adjustment (3)		(4)			(4)

NET INTEREST INCOME PER STATEMENTS OF INCOME		$11,650			$10,668

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2006 and 2005			Six Months Ended June 30, 2006 and 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$592	$1,487	$2,079	$896	$2,745	$3,641
Investment securities (3)	121	18	139	212	25	237
Other interest-earning assets	(7)	(14)	(21)	(7)	(36)	(43)

Total interest-earning assets	706	1,491	2,197	1,101	2,734	3,835

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	710	479	1,189	1,296	840	2,136
Federal Home Loan Bank advances	60	267	327	123	523	646
Subordinated debt	33	—	33	71	—	71

Total interest-bearing liabilities	803	746	1,549	1,490	1,363	2,853

CHANGE IN NET INTEREST INCOME (3)	$(97)	$745	$648	$(389)	$1,371	$982

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005

General. The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of salaries and employee benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $757,000 for the three months ended June 30, 2006, a decrease of $88,000 compared to $845,000 for the three months ended June 30, 2005. The decrease was primarily attributable to an increase in noninterest expenses of $1.2 million, offset by increases of $648,000 in net interest income and $376,000 in noninterest income and decreases of $46,000 in the provision for income taxes and $10,000 in the provision for loan losses.

Net income decreased $195,000, or 11.2%, to $1.6 million for the six months ended June 30, 2006 due to increases of $2.3 million in noninterest expenses and $170,000 in the provision for loan losses, offset by increases of $1.2 million in noninterest income and $982,000 in net interest income and a decrease of $74,000 in the provision for income taxes.

For both the three months and the six months ended June 30, 2006, net interest income rose in response to an increase in average interest-earning assets and higher average yields, offset by an increase in the cost of funds. Despite increases in net interest income for the three months and six months ended June 30, 2006, the net interest margin decreased 11 basis points and 17 basis points, respectively, from the same periods in 2005. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest income.

Interest and Dividend Income. Total interest and dividend income increased $2.2 million, or 26.8%, for the second quarter of 2006. Average interest-earning assets increased $93.2 million, or 15.6%, to $689.7 million, primarily due to higher loan volume. Average loans increased $93.4 million and the rate earned on loans increased 50 basis points to 6.53% for the second quarter of 2006 from 6.03% for the same period in 2005. Increased volume on higher yielding commercial loans and indirect automobile loans contributed to the rise in interest earnings on loans. Additionally, rising interest rates on the Bank’s variable-rate loans had a favorable impact on interest income. Average securities rose $1.8 million, with an increase in yield from 3.96% to 4.32%.

For the six months ended June 30, 2006, interest and dividend income increased $3.8 million to $19.9 million due to a higher average balance of loans and an increase in the average yield from 5.49% to 5.93%. Average yields on loans and investment securities increased 38 basis points and 33 basis points, respectively.

Interest Expense. Interest expense increased $1.5 million, or 54.9%, to $4.4 million for the second quarter of 2006 compared to $2.8 million for the second quarter of 2005, primarily as a result of the rate paid on certificates of deposit and increases in the average balance of deposits and Federal Home Loan Bank advances. The yield on deposit accounts increased 75 basis points due to rising market interest rates, promotional rates and aggressive pricing. Average deposits rose $60.2 million. The average balance on certificates of deposit increased $59.6 million and the average yield increased 90 basis points. The rate paid on subordinated debt borrowings increased 183 basis points from 6.78% to 8.61%. Average Federal Home Loan Bank advances increased $26.0 million and the yield on Federal Home Loan Bank borrowings increased 31 basis points to 4.18%.

For the six months ended June 30, 2006, interest expense increased $2.9 million as a result of increases in both the average balance of interest-bearing liabilities from $498.5 million to $578.4 million and the average yield from 2.19% to 2.88%. The increase of $54.1 million in interest-bearing deposits and the 70 basis point increase in the average yield on deposit accounts were primary attributable to the rise in interest expense for the period. Certificates of deposit contributed $2.1 million to the increase in interest expense for the period.

Provision for Loan Losses. The Company’s provision for loan losses decreased $10,000 to $120,000 in the second quarter of 2006, in part due to lower commercial loan volume compared to the same quarter in 2005. Commercial loans tend to carry a higher risk of default than residential mortgage loans.

For the six months ended June 30, 2006, the provision for loan losses increased $170,000 to $405,000 from $235,000 for the same period in 2005. This increase was primarily the result of the Bank’s commercial and residential mortgage loan growth which increased 10.4% and 9.2%, respectively, and an increase in the Bank’s managed loan portfolio from the prior year-end. Additionally, the purchase of $10.3 million of indirect automobile loans contributed to the provision for loan losses due to the increased risk of loss associated with consumer lending.

The Company believes that its conservative underwriting standards; strong collection efforts as well as a favorable real estate market have contributed to the quality of the loan portfolio. The quality of the loan portfolio is evidenced by a reduction in nonperforming loans and by the low volume of loan charge-offs. At June 30, 2006, nonperforming loans totaled $204,000 compared to $950,000 at June 30, 2005. For the six months ended June 30, 2006 and 2005, net recoveries from loan losses totaled $1,000 and $75,000, respectively. Despite the quality of the loan portfolio, the Company continues to monitor the impact that rising interest rates will have on variable-rate borrowers’ ability to repay higher monthly interest payments.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Service fees	$1,180	$1,133	$47	4.2%	$2,324	$2,008	$316	15.7%
Wealth management fees	836	274	562	205.1	1,670	512	1,158	226.2
Increase in cash surrender value of bank-owned life insurance	69	65	4	6.2	137	137	—	—
Net gain (loss) on sale of securities	(112)	15	(127)	(846.7)	(112)	35	(147)	(420.0)
Net gain on sale of loans	11	48	(37)	(77.1)	35	147	(112)	(76.2)
Other	21	94	(73)	(77.7)	75	117	(42)	(35.9)

TOTAL NONINTEREST INCOME	$2,005	$1,629	$376	23.1%	$4,129	$2,956	$1,173	39.7%

Service fees increased principally as a result of branch expansion and increased utilization of deposit-related products and electronic banking for 2006. Wealth management fees, which include trust and investment service fees, rose primarily due to fee income from SI Trust Servicing, the Bank’s third-party trust outsourcing service that was acquired in November 2005. The net loss on the sale of securities in 2006 resulted from the sale of $4.0 million of government-sponsored enterprise securities, which were in an unrealized loss position, during the second quarter of 2006. Net gains on the sale of loans reflect the sale of $4.7 million of loans during the first half of 2006 compared to $31.6 million of loan losses during the same period in 2005.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and employee benefits	$3,704	$3,094	$610	19.7%	$7,287	$5,873	$1,414	24.1%
Occupancy and equipment	1,202	916	286	31.2	2,362	1,797	565	31.4
Computer and electronic banking services	632	425	207	48.7	1,259	886	373	42.1
Outside professional services	311	397	(86)	(21.7)	536	660	(124)	(18.8)
Marketing and advertising	204	184	20	10.9	357	315	42	13.3
Supplies and printing	140	127	13	10.2	264	263	1	0.4
Other	586	468	118	25.2	994	1,011	(17)	(1.7)

TOTAL NONINTEREST EXPENSES	$6,779	$5,611	$1,168	20.8%	$13,059	$10,805	$2,254	20.9%

Noninterest expenses increased for both the three months and the six months ended June 30, 2006 compared to the same periods in 2005, primarily due to increased operating costs associated with the expansion of branch offices and the acquisition of SI Trust Servicing. Increases in salaries and employee benefits reflect higher staffing levels and the amortization of share-based compensation arrangements. The adoption of SFAS 123(R) during the second quarter of 2005 resulted in share-based compensation expense of $191,000 and $382,000, respectively, for the three months and six months ended June 30, 2006. For the quarter and the six months ended June 30, 2005, share-based compensation expense totaled $96,000. Additional facility and equipment leases, depreciation expense and other occupancy-related expenses resulted in the increase in occupancy and equipment expenses. Computer and electronic banking services continued to rise as a result of the addition of two branch locations and the acquisition of SI Trust Servicing. Outside professional services decreased as a result of lower legal and auditing expenditures compared to the same periods in the prior year. Marketing and advertising expenses increased as a result of various promotional initiatives related to the Bank’s products and services and new branch openings.

Income Tax Provision. For the three months and six months ended June 30, 2006, the Company’s income tax expense decreased $46,000 and $74,000, respectively, as a result of lower taxable income. The effective tax rate for the three months ended June 30, 2006 and 2005 was 32.5% and 32.7%, respectively, and 33.0% and 32.4% for the six months ended June 30, 2006 and 2005, respectively.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $18.9 million, which included interest-bearing deposits and federal funds sold of $2.7 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $126.3 million at June 30, 2006. In addition, at June 30, 2006, the Company had the ability to borrow $223.5 million from the Federal Home Loan Bank, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $94.7 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2006, the Company originated $99.5 million of loans and purchased $17.6 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2005, the Company originated $183.8 million of loans and purchased $27.0 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $32.9 million, $51.8 million and $43.2 million for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. Certificates of deposit due within one year of June 30, 2006 totaled $170.0 million, or 31.2%, of total deposits (including mortgagors’ and investors’ escrow accounts). Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, based on past experience that a significant portion of the certificates of deposit will remain with the Bank. The Company experienced a net increase of $6.7 million in Federal Home Loan Bank advances for the six months ended June 30, 2006 to fund loan demand and to invest in securities. The Company had net increases of $15.3 million and $15.5 million in Federal Home Loan Bank advances for the years ended December 31, 2005 and 2004, respectively. For the six months ended June 30, 2006, the Company repurchased 129,266 shares of common stock at a cost of $1.4 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2005 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2005. There were no material changes in the Company’s payments due under contractual obligations for the six months ended June 30, 2006.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2006 and December 31, 2005 are as follows:

(Dollars in Thousands)	June 30, 2006	December 31, 2005
Commitments to extend credit: (1)
Future loan commitments (2)	$14,540	$31,192
Undisbursed construction loans	34,295	25,572
Undisbursed home equity lines of credit	21,075	21,481
Undisbursed commercial lines of credit	12,116	10,796
Overdraft protection lines	1,393	1,277
Standby letters of credit (3)	1,048	812
Loans sold with recourse (4)	62	66

TOTAL COMMITMENTS	$84,529	$91,196

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
(2)	Includes fixed-rate loan commitments of $4.2 million at interest rates ranging from 5.375% to 8.250% and $5.5 million at interest rates ranging from 4.875% to 8.000% at June 30, 2006 and December 31, 2005, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(4)	Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract including default by the underlying borrower.

Outstanding commitments for the construction of new branch facilities in the aggregate totaled approximately $875,000 and $870,000 at June 30, 2006 and December 31, 2005, respectively.

For the six months ended June 30, 2006, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 12 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 15% in a flat interest rate environment, between 6% and 12% in an increasing interest rate environment and between 18% and 24% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 18% in a flat interest rate environment, between 6% and 15% in a rising rate environment and between 6% and 36% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at June 30, 2006 and 300 basis points at December 31, 2005. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of June 30, 2006 and December 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods are as follows:

June 30, 2006:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(6.57)%	(7.88)%
100 basis point increase in rates	(3.20)	(4.07)
200 basis point decrease in rates	(0.56)	(4.69)

December 31, 2005:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	(3.36)%	(5.56)%
100 basis point increase in rates	0.44	1.54
200 basis point decrease in rates	(4.28)	(7.55)

As of June 30, 2006, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points or if interest rates decreased 200 basis points. Using net interest income for the quarter ended June 30, 2006, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $159,000, assuming a 34% income tax rate.

As of December 31, 2005, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 300 basis points or if interest rates decreased 200 basis points and favorably impacted by a 100 basis point increase in rates. Using net interest income for the quarter ended December 31, 2005, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $148,000, assuming a 34% income tax rate.

For both the twelve and twenty-four-month periods, the effect on net interest income has improved in the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points at June 30, 2006 compared to December 31, 2005 and net interest income has declined as rates increase. As a result, the Company’s strategy is to better position the balance sheet for the anticipated economic slowdown by shortening the maturities on borrowings and certificates of deposit, while lengthening the durations of investment securities.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2006.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	35,000	$10.96	35,000	528,836

May 1, 2006 through May 31, 2006	27,666	10.96	27,666	501,170

June 1, 2006 through June 30, 2006	15,000	11.04	15,000	486,170

Total	77,666	$10.97	77,666	486,170

(1)	On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.
(2)	This table includes 12,666 shares withheld from employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

a.	The Annual Meeting of Stockholders was held on May 3, 2006.

b.	The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of directors for a three-year term.

Nominees	For	Withheld
Donna M. Evan	11,792,280	197,806
Henry P. Hinckley	11,789,494	200,592
Steven H. Townsend	11,800,394	189,692

2.	Ratification of the appointment of Wolf and Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.

For	Against	Abstain
11,925,807	33,007	31,272

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (1)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333- 116381.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

August 11, 2006	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

August 11, 2006	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)