Form 10-Q
period 2006-09-30
SI Financial Group, Inc.
filed 2006-11-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, there were 12,421,920 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,022	$16,317
Interest-bearing	6,762	6,829
Federal funds sold	—	2,800

Total cash and cash equivalents	19,784	25,946

Available for sale securities, at fair value	122,413	120,019
Loans held for sale	—	107
Loans receivable (net of allowance for loan losses of $4.2 million at September 30, 2006 and $3.7 million at December 31, 2005)	566,859	513,775
Accrued interest receivable	3,572	3,299
Federal Home Loan Bank stock, at cost	6,207	5,638
Cash surrender value of bank-owned life insurance	8,042	7,837
Other real estate owned	—	325
Premises and equipment, net	10,246	8,838
Goodwill and other intangibles	765	817
Deferred tax asset, net	2,529	2,804
Other assets	3,508	2,463

TOTAL ASSETS	$743,925	$691,868

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$54,017	$51,996
Interest-bearing	480,872	457,301

Total deposits	534,889	509,297

Mortgagors’ and investors’ escrow accounts	1,456	2,985
Federal Home Loan Bank advances	105,835	87,929
Junior subordinated debt owed to unconsolidated trust	15,465	7,217
Accrued expenses and other liabilities	4,750	4,397

TOTAL LIABILITIES	662,395	611,825

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,421,920 outstanding at September 30, 2006 and 12,551,186 shares outstanding at December 31, 2005)	126	126
Additional paid-in capital	51,397	51,155
Unallocated common shares held by ESOP	(4,279)	(4,521)
Unearned restricted shares	(1,803)	(2,176)
Retained earnings	38,775	37,216
Accumulated other comprehensive loss	(1,100)	(1,609)
Treasury stock, at cost (141,830 shares at September 30, 2006 and 12,564 shares at December 31, 2005)	(1,586)	(148)

TOTAL STOCKHOLDERS’ EQUITY	81,530	80,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,925	$691,868

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$8,807	$7,382	$25,874	$20,808
Investment securities:
Taxable interest	1,359	1,185	3,898	3,567
Tax-exempt interest	7	5	20	16
Dividends	111	62	296	169
Other	24	77	139	235

TOTAL INTEREST AND DIVIDEND INCOME	10,308	8,711	30,227	24,795

Interest expense:
Deposits	3,516	2,237	9,472	6,057
Federal Home Loan Bank advances	1,103	842	3,118	2,211
Subordinated debt	177	127	475	354

TOTAL INTEREST EXPENSE	4,796	3,206	13,065	8,622

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,512	5,505	17,162	16,173

Provision for loan losses	141	75	546	310

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,371	5,430	16,616	15,863

Noninterest income:
Service fees	1,164	1,094	3,488	3,102
Wealth management fees	863	233	2,533	745
Increase in cash surrender value of bank-owned life insurance	67	69	204	206
Net (loss) gain on sale of securities	(172)	24	(284)	59
Net gain on sale of loans	37	26	72	173
Other	13	(21)	88	96

TOTAL NONINTEREST INCOME	1,972	1,425	6,101	4,381

Noninterest expenses:
Salaries and employee benefits	3,491	3,269	10,778	9,142
Occupancy and equipment	1,231	929	3,593	2,726
Computer and electronic banking services	662	436	1,921	1,322
Outside professional services	248	247	784	907
Marketing and advertising	234	202	591	517
Supplies and printing	131	83	395	346
Other	560	472	1,554	1,483

TOTAL NONINTEREST EXPENSES	6,557	5,638	19,616	16,443

INCOME BEFORE INCOME TAX PROVISION	786	1,217	3,101	3,801
Income tax provision	229	405	992	1,242

NET INCOME	$557	$812	$2,109	$2,559

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – Concluded

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.07	$0.18	$0.21
Diluted	$0.05	$0.07	$0.18	$0.21

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,789,022	12,026,119	11,799,255	12,064,016
Diluted	11,820,206	12,146,514	11,840,744	12,101,886

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands, Except Share Amounts / Unaudited)

				Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
			Additional Paid-in Capital
	Common Stock
	Shares	Dollars
BALANCE AT DECEMBER 31, 2004	12,563,750	$126	$50,947	$(4,844)	$-	$34,870	$(290)	$-	$80,809

Cash dividends declared ($0.09 per share)	—	—	—	—	—	(475)	—	—	(475)

Restricted stock activity	—	—	1,113	—	(2,487)	(265)	—	—	(1,639)

Equity incentive plan shares earned	—	—	99	—	186	—	—	—	285

Comprehensive income:
Net income	—	—	—	—	—	2,559	—	—	2,559
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,057)	—	(1,057)

Total comprehensive income									1,502

BALANCE AT SEPTEMBER 30, 2005	12,563,750	$126	$52,159	$(4,844)	$(2,301)	$36,689	$(1,347)	$—	$80,482

BALANCE AT DECEMBER 31, 2005	12,563,750	$126	$51,155	$(4,521)	$(2,176)	$37,216	$(1,609)	$(148)	$80,043

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(550)	—	—	(550)

Equity incentive plan shares earned	—	—	201	—	373	—	—	—	574

Allocation of ESOP shares	—	—	28	242	—	—	—	—	270

Vesting of restricted stock	—	—	13	—	—	—	—	—	13

Treasury shares purchased (129,266 shares)	—	—	—	—	—	—	—	(1,438)	(1,438)

Comprehensive income:
Net income	—	—	—	—	—	2,109	—	—	2,109
Change in net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	509	—	509

Total comprehensive income									2,618

BALANCE AT SEPTEMBER 30, 2006	12,563,750	$126	$51,397	$(4,279)	$(1,803)	$38,775	$(1,100)	$(1,586)	$81,530

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,109	$2,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	546	310
Employee stock ownership plan expense	270	270
Equity incentive plan expense	574	285
Excess tax benefit from share-based payment arrangements	(13)	—
Amortization (accretion) of investment premiums and discounts, net	(83)	49
Amortization of loan premiums and discounts, net	704	181
Depreciation and amortization of premises and equipment	1,293	972
Amortization of core deposit intangible	73	73
Amortization of deferred debt issuance costs	44	26
Amortization of mortgage servicing rights	57	46
Net loss (gain) on sale of securities	284	(59)
Deferred income tax provision (benefit)	12	(73)
Loans originated for sale	(7,391)	(6,186)
Proceeds from sale of loans held for sale	7,570	6,247
Net gain on sale of loans	(72)	(173)
Net loss (gain) on sale of bank premises and equipment	20	(31)
Loss on sale of other real estate owned	11	—
Increase in cash surrender value of bank-owned life insurance	(205)	(206)
Change in operating assets and liabilities:
Accrued interest receivable	(273)	(399)
Other assets	(1,077)	(795)
Accrued expenses and other liabilities	319	289

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,772	3,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,175)	(18,819)
Proceeds from sales of available for sale securities	12,284	159
Proceeds from maturities of and principal repayments on available for sale securities	12,068	20,427
Net increase in loans	(54,334)	(74,068)
Purchases of Federal Home Loan Bank stock	(569)	(1,325)
Proceeds from the sale of loans held for investment	—	27,660
Proceeds from sale of other real estate owned	314	—
Proceeds from sale of bank premises and equipment	242	485
Purchases of premises and equipment	(2,963)	(3,234)
Other	(21)	—

NET CASH USED IN INVESTING ACTIVITIES	(59,154)	(48,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,592	28,546
Net decrease in mortgagors’ and investors’ escrow accounts	(1,529)	(1,323)
Proceeds from Federal Home Loan Bank advances	152,240	42,827
Repayments of Federal Home Loan Bank advances	(134,334)	(24,373)
Proceeds from subordinated debt borrowings	8,248	—
Cash dividends paid on common stock	(572)	(317)
Purchase of common stock for equity incentive plan	—	(1,639)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2006	2005
Excess tax benefit from share-based payment arrangements	13	—
Treasury stock purchased	(1,438)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,220	43,721

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,162)	(1,609)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,946	30,775

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,784	$29,166

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$12,720	$8,467
Income taxes paid, net	$1,102	$1,402
Transfer of loans to other real estate owned	$—	$350
Dividends declared	$550	$475

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its nineteen offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. Trust operations in Vermont provide third-party trust outsourcing services to other community banks located throughout the country. SI Bancorp, MHC, the Company’s mutual holding company parent, does not conduct any business other than owning a majority of the common stock of SI Financial Group, Inc.

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

On August 31, 2006, the Company formed a new subsidiary, SI Capital Trust II (the “Trust”), and issued $8.0 million of trust-preferred securities through a pooled trust-preferred securities offering. The Company owns all of the common securities of the Trust, which has no independent assets or operations. The Trust was formed for the sole purpose of issuing trust-preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2005 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the twelve months ending December 31, 2006.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. The Company does not expect this Interpretation to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In September 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as a asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or a business entity or changes in unrestricted net assets of a not-for-profit organization. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently in the process of determining the impact this Statement will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This Bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. The Company does not anticipate that the application of SAB 108 will have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of 467,653 and 468,092 for the three months and nine months ended September 30, 2006, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

(Dollars in Thousands, Except Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$557	$812	$2,109	$2,559

Weighted-average common shares outstanding:
Basic	11,789,022	12,026,119	11,799,255	12,064,016
Effect of dilutive stock option and restricted stock awards	31,184	120,395	41,489	37,870

Diluted	11,820,206	12,146,514	11,840,744	12,101,886

Net income per common share:
Basic	$0.05	$0.07	$0.18	$0.21
Diluted	$0.05	$0.07	$0.18	$0.21

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at September 30, 2006 and December 31, 2005 are as follows:

September 30, 2006

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$3,787	$23	$(29)	$3,781
Government-sponsored enterprises	64,750	76	(1,067)	63,759
Mortgage-backed securities	47,609	123	(853)	46,879
Corporate debt securities	4,519	7	(21)	4,505
Obligations of state and political subdivisions	1,499	30	—	1,529
Tax-exempt securities	490	—	—	490
Foreign government securities	100	—	(1)	99

Total debt securities	122,754	259	(1,971)	121,042

Equity securities:
Marketable equity securities	1,325	46	—	1,371

TOTAL AVAILABLE FOR SALE SECURITIES	$124,079	$305	$(1,971)	$122,413

December 31, 2005

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE SECURITIES:
Debt securities:
U.S. Government and agency obligations	$4,820	$58	$(65)	$4,813
Government-sponsored enterprises	73,135	—	(1,645)	71,490
Mortgage-backed securities	37,346	28	(836)	36,538
Corporate debt securities	4,537	3	(12)	4,528
Obligations of state and political subdivisions	1,499	47	—	1,546
Tax-exempt securities	490	—	—	490
Foreign government securities	75	—	(1)	74

Total debt securities	121,902	136	(2,559)	119,479

Equity securities:
Marketable equity securities	555	—	(15)	540

TOTAL AVAILABLE FOR SALE SECURITIES	$122,457	$136	$(2,574)	$120,019

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes. However, the Company sold $7.6 million of fixed-rate residential mortgage loans in the first nine months of 2006. At September 30, 2006 and December 31, 2005, loans held for sale were $0 and $107,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

At September 30, 2006, the Company’s loan portfolio, net, was $566.9 million, or 76.2% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$302,900	53.16%	$266,739	51.66%
Multi-family and commercial	114,523	20.10	100,926	19.54
Construction	43,734	7.67	47,325	9.16

Total real estate loans	461,157	80.93	414,990	80.36

Consumer loans:
Home equity	19,890	3.49	20,562	3.98
Other	11,618	2.04	3,294	0.64

Total consumer loans	31,508	5.53	23,856	4.62

Commercial business loans	77,172	13.54	77,552	15.02

TOTAL LOANS	569,837	100.00%	516,398	100.00%

Deferred loan origination costs, net of fees	1,209		1,048
Allowance for loan losses	(4,187)		(3,671)

LOANS RECEIVABLE, NET	$566,859		$513,775

Allowance for Loan Losses. The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. The Company evaluates the allowance for loan losses on a monthly basis.

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•	Specific allowances for identified problem loans, including loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

•	General valuation allowance on certain identified problem loans which include classified loans on the Managed Asset Report that do not have an individual allowance. These loans are segregated by loan category and assigned allowance percentages based on the inherent losses associated with each type of lending.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

•	General valuation allowance on the remainder of the loan portfolio, which covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

•	Unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table summarizes the activity in the allowance for loan losses at and for the three months and the nine months ended September 30, 2006 and 2005.

(Dollars in Thousands)	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2006	2005	2006	2005
BALANCE AT BEGINNING OF PERIOD	$4,075	$3,510	$3,671	$3,200

Provision for loan losses	141	75	546	310
Loans charged-off	(32)	(24)	(37)	(27)
Recoveries of loans previously charged-off	3	8	7	86

BALANCE AT END OF PERIOD	$4,187	$3,569	$4,187	$3,569

Allowance for loan losses to total loans			0.73%	0.72%
Allowance for loan losses to nonperforming loans			463.68	1,450.81

Nonperforming Assets and Restructured Loans. The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	September 30, 2006	December 31, 2005
Nonaccrual loans:
Real estate loans	$174	$224
Consumer loans	729	16

TOTAL NONACCRUAL LOANS	903	240

Real estate owned, net	—	325

TOTAL NONPERFORMING ASSETS	903	565

Troubled debt restructurings	73	74

TOTAL NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS	$976	$639

Total nonperforming loans to total loans	0.16%	0.05%
Total nonperforming loans to total assets	0.12	0.03
Total nonperforming assets and troubled debt restructurings to total assets	0.13	0.09

In addition to the loans disclosed in the above table, at September 30, 2006, the Company identified loans totaling $6.5 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

inclusion of such loans in the above table. The aforementioned loans have been classified as substandard based on the Company’s internal asset classification system, which the Company uses to monitor and evaluate the credit risk inherent in its loan portfolio.

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	September 30, 2006	December 31, 2005	Change
Noninterest-bearing demand deposits	$54,017	$51,996	$2,021

Interest-bearing accounts:
NOW and money market accounts	121,290	125,156	(3,866)
Savings accounts	78,897	87,894	(8,997)
Certificates of deposit (1)	280,685	244,251	36,434

Total interest-bearing accounts	480,872	457,301	23,571

TOTAL DEPOSITS	$534,889	$509,297	$25,592

(1)	Includes brokered deposits of $7.0 million and $5.0 million at September 30, 2006 and December 31, 2005, respectively.

NOTE 6. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the nine months ended September 30, 2006 and 2005 is as follows:

Nine Months Ended September 30, 2006

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding gains arising during the period	$488	$(166)	$322
Reclassification adjustment for losses recognized in net income	284	(97)	187

UNREALIZED HOLDING GAINS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$772	$(263)	$509

Nine Months Ended September 30, 2005

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses arising during the period	$(1,543)	$525	$(1,018)
Reclassification adjustment for gains recognized in net income	(59)	20	(39)

UNREALIZED HOLDING LOSSES ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES	$(1,602)	$545	$(1,057)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

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

Effective for the quarter ended June 30, 2005, the Company adopted the provisions of FASB’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”) for recognizing the cost of employee services received in share-based payment arrangements. In accordance with SFAS 123(R), the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of the restricted stock awards, which is equal to the market price at the date of grant, was recorded as unearned restricted shares. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which included several assumptions such as volatility, expected dividends, expected term and risk-free rate for each stock option award. For the three months and nine months ended September 30, 2006, the Company recorded share-based compensation expense of $192,000 and $574,000, respectively, and $189,000 and $285,000, respectively, for the three months and nine months ended September 30, 2005.

For the nine months ended September 30, 2006, the Company granted 10,000 stock options at a fair value of $3.64 per share. Using the Black-Scholes option pricing model, the following assumptions were used to determine the weighted-average fair value of stock options granted:

Dividend yield:	1.50%
Expected volatility:	20.02%
Risk-free rate:	4.57%
Expected life in years:	10 years

The following table summarizes the total aggregate stock option activity for the period January 1, 2006 through September 30, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
OUTSTANDING AT JANUARY 1, 2006	463,500	$10.10	$2.89
Granted	10,000	11.39	3.64
Forfeited	(6,000)	10.10	2.89

OUTSTANDING AT SEPTEMBER 30, 2006	467,500	10.13	2.91

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

At September 30, 2006 and December 31, 2005, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2006 and December 31, 2005.

September 30, 2006

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$69,213	15.92%	$34,780	8.00%	$43,476	10.00%
Tier I Capital to Risk Weighted Assets	65,102	14.98	17,384	4.00	26,076	6.00
Tier I Capital to Total Assets	65,102	9.00	28,934	4.00	36,168	5.00

December 31, 2005

(Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets	$66,274	16.79%	$31,578	8.00%	$39,472	10.00%
Tier I Capital to Risk Weighted Assets	62,612	15.87	15,781	4.00	23,672	6.00
Tier I Capital to Total Assets	62,612	9.31	26,901	4.00	33,626	5.00

NOTE 9. DEFINITIVE AGREEMENT SIGNED TO BUY MORTGAGE COMPANY

On September 5, 2006, the Company announced that the Bank had signed a definitive agreement to purchase Fairfield Financial Mortgage Group, Inc. (“FFMG”). FFMG has branch offices in Texas, Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania and is also a licensed mortgage banker in South Carolina, Florida, Georgia, Michigan, Rhode Island, Maryland, Delaware and California. The transaction is expected to be completed in the first quarter of 2007, subject to all necessary regulatory approvals.

NOTE 10. TRUST-PREFERRED SECURITIES OFFERING

On August 31, 2006, the Company formed a new subsidiary, SI Capital Trust II, a statutory trust formed under the laws of Delaware and issued $8.0 million of trust-preferred securities through a pooled trust-preferred securities offering. The Company owns all of the common securities of the Trust, which has no independent assets or operations. The Trust was formed for the sole purpose of issuing trust-preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The junior subordinated debentures, which bear interest at three-month LIBOR plus 1.70%, mature in 30 years and can be redeemed at the Company’s option on or after September 15, 2011, subject to regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at September 30, 2006 and December 31, 2005 and results of operations for the three months and nine months ended September 30, 2006 and 2005 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document, as well as with Management’s Discussion and Analysis included in the Company’s 2005 Annual Report on Form 10-K.

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

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loss experience and delinquency trends. The applied loss factors are re-evaluated at least annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. To a lesser extent, the purchase of indirect automobile loans during 2006 increased the allowance for loan losses due to the higher risk of loss associated with this type of consumer lending. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses.

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

Impact of New Accounting Standards

Refer to Note 1 to the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•	The Bank opened its 19th branch office in Gales Ferry, Connecticut on August 14, 2006.

•	The Bank signed a definitive agreement to purchase a mortgage company based in Danbury, Connecticut, and with branch offices in Texas, Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania.

•	The Savings Institute Bank and Trust Company Employees’ Caring and Giving Program awarded grants to ten local charitable organizations. The Caring and Giving Program continues to make quarterly grants since its inception in 1998.

•	The Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on October 27, 2006, to stockholders of record at the close of business on October 6, 2006.

•	The Company raised $8.0 million through a pooled trust-preferred securities offering. The trust-preferred securities were issued by a newly-established subsidiary, SI Capital Trust II.

•	Bauer Financial, the nation’s leading independent bank rating firm, announced that Savings Institute Bank & Trust Company achieved its highest 5-Star superior rating for its financial strength and stability for seven consecutive quarters.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets:

Summary. The Company’s total assets increased $52.1 million, or 7.5%, to $743.9 million at September 30, 2006, as compared to $691.9 million at December 31, 2005, primarily due to increases in net loans receivable of $53.1 million, available for sale securities of $2.4 million, premises and equipment of $1.4 million, other assets of $1.0 million and Federal Home Loan Bank stock of $569,000, offset by a $6.2 million decrease in cash and cash equivalents. Other assets increased primarily due to other investments and receivables. Federal Home Loan Bank stock increased to $6.2 million at September 30, 2006 to support a higher level of Federal Home Loan Bank borrowings. The decrease in cash and cash equivalents resulted as excess funds were used to fund loans and purchase investment securities.

Loans Receivable, Net. The Company’s net loan portfolio increased 10.3% to $566.9 million as a result of strong loan originations and the purchase of $10.3 million in consumer loans, offset by loan sales of $7.6 million of fixed-rate residential mortgage loans during the first nine months of 2006. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Loan originations increased 1.2% for the nine months ended September 30, 2006, compared to the same period in 2005. The level of loan closings were impacted by several factors, including promotional and sales activities, competitive pricing initiatives and a relatively stable housing market and local economy. Changes in the loan portfolio consisted of the following:

•	Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $36.2 million, or 13.6%. Loan originations for residential mortgage loans increased 6.1% to $81.4 million for the first nine months of 2006 compared to the same period in 2005.

•	Commercial Loans. Multi-family and commercial real estate and commercial business loans increased $13.2 million, or 7.4%. Despite the Company’s continued emphasis on the commercial loan market, commercial mortgage and business loan originations were relatively flat for 2006 compared to 2005.

•	Consumer Loans. The increase of $7.7 million, or 32.1%, reflects the purchase of $10.3 million of indirect automobile loans during the first quarter of 2006. Although automobile loans typically involve a higher degree of credit risk, they generally provide a higher rate of return and were therefore, purchased with the intention of supplementing the Company’s interest income during this period of lower net interest margins. Consumer loan originations were down 23.3% in 2006 partly due to a decrease in home equity lines of credit as a result of the variable-rate nature of the product and rising market interest rates.

The allowance for losses totaled $4.2 million, representing 0.73% of total loans, at September 30, 2006, compared to $3.7 million, or 0.71% of total loans, at December 31, 2005. The increase in the allowance reflects increases in the commercial and consumer loan portfolios, which carry a higher risk of default compared to residential mortgage loans. Centrix Financial, LLC (“Centrix”), the organization with which the Company contracted to service the Company’s indirect automobile loan portfolio, filed Chapter 11 bankruptcy during the third quarter of 2006. As a result, the Company increased its provision for loan losses 0.5% for anticipated loan charge-offs on its indirect automobile loan portfolio. Although Centrix continues to operate, their ability to service the remaining $7.4 million loan portfolio is currently being assessed by the Company’s management.

Investment Activities. At September 30, 2006, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities of $122.4 million, or 16.5% of assets. At December 31, 2005, the Company’s available for sale securities totaled $120.0 million, or 17.3% of assets. The increase in available for sale securities of $2.4 million, or 2.0%, was primarily due to net purchases of mortgage-backed securities. Proceeds from the sale of primarily government-sponsored enterprise securities, which were in an unrealized loss position, were reinvested into higher yielding mortgage-backed securities during the second and third quarters of 2006.

Liabilities:

Summary. Total liabilities increased $50.6 million, or 8.3%, from December 31, 2005 to September 30, 2006 primarily as a result of net increases in deposits of $25.6 million, increases in Federal Home Loan Bank advances of $17.9 million and proceeds from subordinated debt of $8.2 million.

Borrowings. Increases in Federal Home Loan Bank advances of 20.4% to $105.8 million at September 30, 2006 represented short-term fixed-rate advances with terms of three months to three years used to fund loan growth and to manage interest rate risk. In September 2006, a newly-formed subsidiary of the company, SI Capital Trust II, issued $8.0 million of trust-preferred securities through a pooled trust-preferred securities offering. The proceeds were invested in an equivalent amount of junior subordinated debentures issued by the Company that mature in 30 years or may be redeemed in whole or in part on or after September 15, 2011.

Deposits. Deposits, including mortgagors’ and investors’ escrow accounts, increased $24.1 million, or 4.7%, to $536.3 million at September 30, 2006. Noninterest-bearing accounts increased $2.0 million related to higher balances in primarily business checking accounts. Interest-bearing deposits increased $23.6 million, or 5.2%, primarily due to increases in certificates of deposits. Certificates of deposit increased $36.4 million, or 14.9%, as a result of branch expansion, promotional rates, competitive pricing and marketing efforts to capitalize on the consolidation of financial institutions within the Bank’s market area. Savings accounts decreased $9.0 million mainly due to a reduction in passbook savings and money market accounts. Additionally, brokered deposits increased $2.0 million in 2006.

Equity:

Summary. Total stockholders’ equity increased $1.5 million to $81.5 million at September 30, 2006. The increase in equity was primarily attributable to retained earnings of $2.1 million, a decrease in net unrealized holding losses on available for sale securities aggregating $509,000 (net of taxes), offset by stock repurchases of 129,266 shares at a cost of $1.4 million and dividends declared of $550,000.

Net Unrealized Losses on Available for Sale Securities. Unrealized holding losses on available for sale securities, net of taxes, decreased $509,000 to $1.1 million for the nine months ended September 30, 2006. Unrealized holding losses resulted primarily from a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive income (loss) on the consolidated balance sheet and the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to government-sponsored enterprises and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

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

	At or For the Three Months Ended September 30,
(Dollars in Thousands)	2006			2005
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$562,706	$8,807	6.21%	$483,944	$7,382	6.05%
Investment securities (3)	131,484	1,479	4.46	127,894	1,254	3.89
Other interest-earning assets	3,730	24	2.55	11,324	77	2.70

Total interest-earning assets	697,920	10,310	5.86	623,162	8,713	5.55

Noninterest-earning assets	37,218			39,644

Total assets	$735,138			$662,806

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$122,973	251	0.81	$124,692	212	0.67
Savings (4)	82,043	242	1.17	92,098	221	0.95
Certificates of deposit (5)	280,121	3,023	4.28	217,373	1,804	3.29

Total interest-bearing deposits	485,137	3,516	2.88	434,163	2,237	2.04

FHLB advances	101,548	1,103	4.31	85,223	842	3.92
Subordinated debt	8,114	177	8.65	7,217	127	6.98

Total interest-bearing liabilities	594,799	4,796	3.20	526,603	3,206	2.42

Noninterest-bearing liabilities	59,797			54,713

Total liabilities	654,596			581,316

Total stockholders’ equity	80,542			81,490

Total liabilities and stockholders’ equity	$735,138			$662,806

Net interest-earning assets	$103,121			$96,559

Tax equivalent net interest income (3)		5,514			5,507

Tax equivalent interest rate spread (6)			2.66			3.13

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.13			3.51

Average of interest-earning assets to average interest-bearing liabilities			117.34			118.34

Less: Tax equivalent adjustment (3)		(2)			(2)

NET INTEREST INCOME PER STATEMENTS OF INCOME		$5,512			$5,505

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
(Dollars in Thousands)	2006			2005
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$546,256	$25,874	6.33%	$461,508	$20,808	6.03%
Investment securities (3)	130,575	4,221	4.32	128,520	3,758	3.91
Other interest-earning assets	7,480	139	2.48	11,975	235	2.62

Total interest-earning assets	684,311	30,234	5.91	602,003	24,801	5.51

Noninterest-earning assets	37,819			39,707

Total assets	$722,130			$641,710

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	123,708	697	0.75	117,147	459	0.52
Savings (4)	84,921	705	1.11	93,320	622	0.89
Certificates of deposit (5)	268,581	8,070	4.02	213,690	4,976	3.11

Total interest-bearing deposits	477,210	9,472	2.65	424,157	6,057	1.91

FHLB advances	99,213	3,118	4.20	76,579	2,211	3.86
Subordinated debt	7,519	475	8.45	7,217	354	6.56

Total interest-bearing liabilities	583,942	13,065	2.99	507,953	8,622	2.27

Noninterest-bearing liabilities	57,912			52,405

Total liabilities	641,854			560,358

Total stockholders’ equity	80,276			81,352

Total liabilities and stockholders’ equity	$722,130			$641,710

Net interest-earning assets	$100,369			$94,050

Tax equivalent net interest income (3)		17,169			16,179

Tax equivalent interest rate spread (6)			2.92			3.24

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.35			3.59

Average of interest-earning assets to average interest-bearing liabilities			117.19			118.52

Less: Tax equivalent adjustment (3)		(7)			(6)

NET INTEREST INCOME PER STATEMENTS OF INCOME		$17,162			$16,173

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average tax equivalent yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

(Dollars in Thousands)	Three Months Ended September 30, 2006 and 2005			Nine Months Ended September 30, 2006 and 2005
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$197	$1,228	$1,425	$1,093	$3,973	$5,066
Investment securities (3)	189	36	225	402	61	463
Other interest-earning assets	(4)	(49)	(53)	(12)	(84)	(96)

Total interest-earning assets	382	1,215	1,597	1,483	3,950	5,433

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	755	524	1,279	1,999	1,416	3,415
Federal Home Loan Bank advances	89	172	261	209	698	907
Subordinated debt	33	17	50	105	16	121

Total interest-bearing liabilities	877	713	1,590	2,313	2,130	4,443

CHANGE IN NET INTEREST INCOME (3)	$(495)	$502	$7	$(830)	$1,820	$990

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)	Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.
(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005

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

Summary. The Company recorded net income of $557,000 for the three months ended September 30, 2006, a decrease of $255,000 compared to $812,000 for the three months ended September 30, 2005. The decrease was primarily attributable to increases in noninterest expenses of $919,000 and provision for loan losses of $66,000, offset by increases of $547,000 in noninterest income and $7,000 in net interest income and a decrease of $176,000 in the provision for income taxes.

Net income decreased $450,000, or 17.6%, to $2.1 million for the nine months ended September 30, 2006 due to increases of $3.2 million in noninterest expenses and $236,000 in the provision for loan losses, offset by increases of $1.7 million in noninterest income and $989,000 in net interest income and a decrease of $250,000 in the provision for income taxes.

For both the three months and the nine months ended September 30, 2006, net interest income rose in response to an increase in average interest-earning assets and higher average yields for investment securities and loans, offset by an increase in the cost of funds as a result of both the average volume and average cost of deposits and borrowings. Despite increases in net interest income for the three months and nine months ended September 30, 2006, the net interest margin decreased 38 basis points and 24 basis points, respectively, from the same periods in 2005. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest income.

Interest and Dividend Income. Total interest and dividend income increased $1.6 million, or 18.3%, for the third quarter of 2006. Average interest-earning assets increased $74.8 million, or 12.0%, to $697.9 million, primarily due to higher loan volume, offset by a decrease in federal funds and other interest-earnings assets. Average loans increased $78.8 million and the rate earned on loans increased 16 basis points to 6.21% for the third quarter of 2006 from 6.05% for the same period in 2005. Increased volume on higher yielding commercial loans contributed to the rise in interest earnings on loans. Additionally, rising interest rates on the Company’s variable-rate loans had a favorable impact on interest income. Average securities rose $3.6 million, with an increase in yield from 3.89% to 4.46%.

For the nine months ended September 30, 2006, interest and dividend income increased $5.4 million to $30.2 million due to a higher average balance of loans and an increase in the average yield on interest-earning assets from 5.51% to 5.91%. Average yields on loans and investment securities increased 30 basis points and 41 basis points, respectively.

Interest Expense. Interest expense increased $1.6 million, or 49.6%, to $4.8 million for the third quarter of 2006 compared to $3.2 million for the third quarter of 2005, primarily as a result of the rate paid on certificates of deposit and increases in the average balance of deposits and Federal Home Loan Bank advances. The yield on deposit accounts increased 84 basis points due to rising market interest rates, promotional rates and aggressive pricing. Average deposits rose $51.0 million. The average balance on certificates of deposit increased $62.7 million and the average yield increased 99 basis points. The rate paid on subordinated debt borrowings increased 167 basis points from 6.98% to 8.65%. Average Federal Home Loan Bank advances increased $16.3 million and the yield on Federal Home Loan Bank borrowings increased 39 basis points to 4.31%.

For the nine months ended September 30, 2006, interest expense increased $4.4 million as a result of increases in both the average balance of interest-bearing liabilities from $508.0 million to $583.9 million and the average yield from 2.27% to 2.99%. Certificates of deposit contributed $3.1 million to the increase in interest expense for the period.

Provision for Loan Losses. The Company’s provision for loan losses increased $66,000 to $141,000 in the third quarter of 2006, in part due to an increase in residential and commercial loan volume, higher anticipated loan loss charge-offs for the indirect automobile loan portfolio and an increase in the Company’s classified and nonperforming loans compared to the same quarter in 2005. Higher commercial loan volume contributed to the increase as commercial loans tend to carry a higher risk of default than residential mortgage loans.

For the nine months ended September 30, 2006, the provision for loan losses increased $236,000 to $546,000 from $310,000 for the same period in 2005. This increase was primarily the result of the Bank’s residential and commercial mortgage loan growth which increased 13.6% and 13.5%, respectively, and an increase in the Bank’s classified and nonperforming loan portfolios from the prior year-end. Additionally, the purchase of $10.3 million of indirect automobile loans contributed to the provision for loan losses due to the increased risk of loss associated with consumer lending.

Centrix Financial, LLC (“Centrix”), the organization with which the Company contracted to service the Company’s indirect automobile loan portfolio, filed Chapter 11 bankruptcy during the third quarter of 2006. As a result, the Company increased its provision for loan losses 0.5% for anticipated loan charge-offs on its indirect automobile loan portfolio. Although Centrix continues to operate, their ability to service the remaining $7.4 million loan portfolio is currently being assessed by the Company’s management.

The Company believes that its conservative underwriting standards; strong collection efforts as well as a favorable real estate market have contributed to the historical quality of the loan portfolio. At September 30, 2006, nonperforming loans totaled $903,000 compared to $246,000 at September 30, 2005. Net charge-offs from loan losses totaled $30,000 for the nine months ended September 30, 2006 compared to net recoveries of loan losses of $59,000 for the nine months ended September 30, 2005. The Company continues to monitor the impact that rising interest rates will have on variable-rate borrowers’ ability to repay higher monthly interest payments.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Service fees	$1,164	$1,094	$70	6.4%	$3,488	$3,102	$386	12.4%
Wealth management fees	863	233	630	270.4	2,533	745	1,788	240.0
Increase in cash surrender value of bank-owned life insurance	67	69	(2)	(2.9)	204	206	(2)	(1.0)
Net gain (loss) on sale of securities	(172)	24	(196)	(816.7)	(284)	59	(343)	(581.4)
Net gain on sale of loans	37	26	11	42.3	72	173	(101)	(58.4)
Other	13	(21)	34	(161.9)	88	96	(8)	(8.3)

TOTAL NONINTEREST INCOME	$1,972	$1,425	$547	38.4%	$6,101	$4,381	$1,720	39.3%

Service fees increased principally as a result of branch expansion and increased utilization of deposit-related products and electronic banking for 2006. Wealth management fees, which include trust and investment service fees, rose primarily due to fee income from SI Trust Servicing, the Bank’s third-party trust outsourcing service that was acquired in November 2005. The net loss on the sale of securities in 2006 resulted from the sale of primarily government-sponsored enterprise securities, which were in an unrealized loss position, during the second and third quarters of 2006. The proceeds from the sale of securities during the second and third quarters of 2006 were reinvested into higher yielding mortgage-backed securities. Net gains on the sale of loans reflect the sale of $7.6 million of fixed-rate residential mortgage loans during the first nine months of 2006 compared to $33.9 million of loan losses during the same period in 2005.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and employee benefits	$3,491	$3,269	$222	6.8%	$10,778	$9,142	$1,636	17.9%
Occupancy and equipment	1,231	929	302	32.5	3,593	2,726	867	31.8
Computer and electronic banking services	662	436	226	51.8	1,921	1,322	599	45.3
Outside professional services	248	247	1	0.4	784	907	(123)	(13.6)
Marketing and advertising	234	202	32	15.8	591	517	74	14.3
Supplies and printing	131	83	48	57.8	395	346	49	14.2
Other	560	472	88	18.6	1,554	1,483	71	4.8

TOTAL NONINTEREST EXPENSES	$6,557	$5,638	$919	16.3%	$19,616	$16,443	$3,173	19.3%

Noninterest expenses increased for both the three months and the nine months ended September 30, 2006 compared to the same periods in 2005, primarily due to increased operating costs associated with the opening of branch offices and the acquisition of SI Trust Servicing. Increases in salaries and employee benefits reflect higher staffing levels and the amortization of share-based compensation arrangements. The adoption of

SFAS 123(R) during the second quarter of 2005 resulted in share-based compensation expense of $192,000 and $574,000, respectively, for the three months and nine months ended September 30, 2006. For the quarter and the nine months ended September 30, 2005, share-based compensation expense totaled $189,000 and $285,000, respectively. Additional facility and equipment leases, depreciation expense and other occupancy-related expenses resulted in the increase in occupancy and equipment expenses. Computer and electronic banking services continued to rise as a result of the addition of branch offices and the acquisition of SI Trust Servicing. Outside professional services decreased as a result of lower legal and auditing expenditures compared to the prior year. Marketing and advertising expenses increased as a result of various promotional initiatives related to the Company’s products and services and new branch openings.

Income Tax Provision. For the three months and nine months ended September 30, 2006, the Company’s income tax expense decreased $176,000 and $250,000, respectively, as a result of lower taxable income. The effective tax rate for the three months ended September 30, 2006 and 2005 was 29.1% and 33.3%, respectively, and 32.0% and 32.7% for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $19.8 million, which included interest-bearing deposits and federal funds sold of $6.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $122.4 million at September 30, 2006. In addition, at September 30, 2006, the Company had the ability to borrow $228.1 million from the Federal Home Loan Bank, which included overnight lines of credit of $6.2 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $105.8 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2006, the Company originated $135.8 million of loans and purchased $26.2 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2005, the Company originated $183.8 million of loans and purchased $27.0 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $24.1 million, $51.8 million and $43.2 million for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004, respectively. Certificates of deposit due within one year of September 30, 2006 totaled $194.6 million, or 36.3%, of total deposits (including mortgagors’ and investors’ escrow accounts). Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, based on past experience, that a significant portion of the certificates of deposit will remain with the Company. The Company experienced a net increase of $17.9 million in Federal Home Loan Bank advances for the nine months ended September 30, 2006 to fund loan demand and to invest in securities. The Company had net increases of $15.3 million and $15.5 million in Federal Home Loan Bank advances for the years ended December 31, 2005 and 2004, respectively. For the nine months ended September 30, 2006, the Company repurchased 129,266 shares of common stock at a cost of $1.4 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2005 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2005. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2005 and September 30, 2006.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2006 and December 31, 2005 are as follows:

(Dollars in Thousands)	September 30, 2006	December 31, 2005
Commitments to extend credit: (1)
Future loan commitments (2)	$16,911	$31,192
Undisbursed construction loans	28,888	25,572
Undisbursed home equity lines of credit	20,978	21,481
Undisbursed commercial lines of credit	11,593	10,796
Overdraft protection lines	1,402	1,277
Standby letters of credit (3)	1,178	812
Loans sold with recourse (4)	60	66

TOTAL COMMITMENTS	$81,010	$91,196

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.
(2)	Includes fixed-rate loan commitments of $4.3 million at interest rates ranging from 5.375% to 7.750% and $5.5 million at interest rates ranging from 4.875% to 8.000% at September 30, 2006 and December 31, 2005, respectively.
(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.
(4)	Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract including default by the underlying borrower.

Outstanding commitments for the construction of new branch facilities in the aggregate totaled approximately $480,000 and $870,000 at September 30, 2006 and December 31, 2005, respectively.

For the nine months ended September 30, 2006, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 12 to the consolidated financial statements contained in the Company’s 2005 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may decrease earnings while decreases in interest rates may increase earnings. To reduce the potential volatility of earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company originates adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company offers fixed-rate mortgage loans with maturities of fifteen years. This product enables the Company to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold more long-term fixed-rate mortgage loans in the secondary market in recent periods to manage interest rate risk. In recent years, the Company also has used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and brokered deposits to help manage interest rate risk. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2006 and December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 12% in a flat interest rate environment, between 6% and 12% in an increasing interest rate environment and between 18% and 40% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 18% in a flat interest rate environment, between 6% and 15% in a rising rate environment and between 6% and 36% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at September 30, 2006 and 300 basis points at December 31, 2005. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of September 30, 2006 and December 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods are as follows:

September 30, 2006:

	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(6.32)%	(8.88)%
100 basis point increase in rates	(2.15)	(2.91)
200 basis point decrease in rates	(2.95)	(8.13)

December 31, 2005:

	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	(3.36)%	(5.56)%
100 basis point increase in rates	0.44	1.54
200 basis point decrease in rates	(4.28)	(7.55)

As of September 30, 2006, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points or if interest rates decreased 200 basis points. Using net interest income for the quarter ended September 30, 2006, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $146,000, assuming a 34% marginal income tax rate.

As of December 31, 2005, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 300 basis points or if interest rates decreased 200 basis points and favorably impacted by a 100 basis point increase in rates. Using net interest income for the quarter ended December 31, 2005, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $148,000, assuming a 34% marginal income tax rate.

For both the twelve and twenty-four-month periods, the effect on net interest income has declined in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points at September 30, 2006 compared to December 31, 2005. Net interest income has improved as rates decrease 200 basis points for the twelve-month period, but net interest income declined for the twenty-four-month period. As a result, the Company’s strategy is to better position the balance sheet for the anticipated economic slowdown by shortening the maturities on borrowings and certificates of deposit, while lengthening the durations of investment securities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	—	$—	—	486,170
August 1, 2006 through August 31, 2006	—	—	—	486,170
September 1, 2006 through September 30, 2006	—	—	—	486,170

Total	—	$—	—	486,170

(1)	On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

SI FINANCIAL GROUP, INC.

November 10, 2006	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

November 10, 2006	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)