Form 10-K
period 2006-12-31
SI Financial Group, Inc.
filed 2007-03-29
CIK 1292580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 0-50801

SI FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

United States	84-1655232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $54.1 million, which was computed by reference to the closing price of $11.00, at which the common equity was sold as of June 30, 2006. Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 13, 2007, there were 12,421,920 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Definitive Agreement Signed

On September 5, 2006, the Bank signed a definitive agreement to purchase Fairfield Financial Mortgage Group, Inc. (“FFMG”). FFMG has branch offices in Texas, Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania and is also a licensed mortgage banker in South Carolina, Florida, Georgia, Michigan, Rhode Island, Maryland, Delaware and California.

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

Market Area

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford. The Bank operates nineteen offices in Windham, New London, Tolland and Hartford Counties, which the Bank considers its primary market area. The economy in its market area is primarily oriented to the educational, service, entertainment, manufacturing and retail industries.

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County’s population in 2006 was approximately 116,000 and consisted of 43,000 households. The population increased approximately 6.7% from 2000. Median household income in Windham County is $49,000, compared to $60,000 for Connecticut as a whole and $43,000 nationally. The surrounding counties of Hartford, New London and Tolland Counties have median household incomes of $56,000, $55,000 and $65,000, respectively.

Competition

The Bank faces significant competition for the attraction of deposits and origination of loans. The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), the Bank held approximately 18.95% of the deposits in Windham County, which is the largest market share out of 11 financial institutions with offices in this county. Also, at June 30, 2006, the Bank held approximately 0.97% of the deposits in Hartford, New London and Tolland Counties, which is the 15th market share out of 36 financial institutions with offices in these counties. Banks owned by Bank of America Corp., Webster Bank Financial Corporation, TD Banknorth Group, Inc., Sovereign Bancorp., Inc. and Citizens Financial Group, Inc., all of which are large regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans. The Bank historically and currently originates loans primarily for investment purposes. At December 31, 2006, the Bank had $135,000 in loans that were held for sale.

The following table summarizes the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
(Dollars in Thousands)	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential - 1 to 4 family	$309,695	53.65%	$266,739	51.66%	$252,180	55.99%	$226,881	58.29%	$213,831	63.29%
Multi-family and commercial	118,600	20.55	100,926	19.54	82,213	18.25	73,428	18.87	61,214	18.12
Construction	44,647	7.73	47,325	9.16	35,773	7.94	20,652	5.30	21,104	6.25
Total real estate loans	472,942	81.93	414,990	80.36	370,166	82.18	320,961	82.46	296,149	87.66

Consumer loans:
Home equity	18,489	3.20	20,562	3.98	18,335	4.07	14,411	3.70	10,786	3.19
Other	10,616	1.84	3,294	0.64	2,790	0.62	3,107	0.80	3,936	1.16
Total consumer loans	29,105	5.04	23,856	4.62	21,125	4.69	17,518	4.50	14,722	4.35

Commercial business loans	75,171	13.03	77,552	15.02	59,123	13.13	50,746	13.04	27,003	7.99

Total loans	577,218	100.00%	516,398	100.00%	450,414	100.00%	389,225	100.00%	337,874	100.00%

Deferred loan origination costs, net of fees	1,258		1,048		743		387		(209)
Allowance for loan losses	(4,365)		(3,671)		(3,200)		(2,688)		(3,067)
Loans receivable, net	$574,111		$513,775		$447,957		$386,924		$334,598

One- to Four-Family Residential Loans. The Bank’s primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area. The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s own pricing criteria and competitive market conditions. Additionally, the Bank offers reverse mortgages to its customers, through a correspondent relationship with another institution, in response to increasing demand for this type of product.

The Bank offers fixed-rate loans with terms of 10, 15, 20 or 30 years. The Bank’s adjustable-rate mortgage loans are based on 15, 20 or 30 year amortization schedules. Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or 10-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

Multi-Family and Commercial Real Estate Loans. The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. The Bank’s multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties located in its market area and used for businesses. The Bank intends to continue to emphasize this segment of its loan portfolio.

The Bank originates adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 2.0-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. At December 31, 2006, the largest outstanding multi-family or commercial real estate loan was $3.0 million. This loan is secured by office and retail space and was performing according to its terms at December 31, 2006.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios of at least 1.20. The debt service coverage ratio is equal to cash flows before interest, depreciation and required principal payments. Appropriate environmental assessments are generally required for commercial real estate loans over $100,000, based upon the environmental risk factors for the subject collateral property.

Construction and Land Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three months to a maximum of twenty-four months as allowed by the Bank’s Loan Policy. Generally, commercial loans on owner-occupied properties would convert to a permanent mortgage as the construction loan is repaid from the sale of individual units or houses. Loans generally can be made with a maximum loan-to-value ratio of 90% on residential construction and 75% on commercial construction for nonresidential properties and 80% on commercial multi-family construction of the lower of appraised value or cost of the project, whichever is less. At December 31, 2006, the largest outstanding residential construction loan commitment was for $1.0 million, of which $392,000 was outstanding. At December 31, 2006, the largest outstanding commercial construction loan commitment was $7.3 million, of which $4.7 million was outstanding. These loans were performing according to their terms at December 31, 2006. Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser. Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

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

The Bank also originates land loans to individuals and local contractors and developers only for the purpose of making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land. Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%. The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current The Wall Street Journal prime rate plus a 1.0 - 2.0% margin. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area. The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit. At December 31, 2006, the largest commercial loan was a $1.5 million loan, which is secured by a business asset consisting of a waste processing system. This loan was performing according to its terms at December 31, 2006.

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

The Bank offers equipment lease financing to its commercial customers. Financing is available up to 100% of the leased equipment and amortized over a period of one to three years. All commercial leasing loans, totaling $1.3 million, were performing according to terms at December 31, 2006.

Consumer Loans. The Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles as well as unsecured loans. Unsecured loans generally have a maximum borrowing limit of $15,000 and a maximum term of five years.

In February 2006, the Bank purchased a participation interest in a pool of automobile loans from UnitedOne Credit Union, which are serviced by Flatiron Financial Services, Inc. (formerly Centrix Financial, LLC), for a total purchase price of $10.3 million. These loans are secured by new and used automobiles. The indirect automobile loans have fixed interest rates and generally have terms up to seven years. Generally, the Bank offers automobile loans with a maximum loan-to-value ratio of 100% of the purchase price for new vehicles.

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

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the United States Department of Agriculture and the Small Business Administration. The loans are primarily for commercial and agricultural properties located throughout the United States. The Bank purchased

$675,000 and $22.2 million of these loans in fiscal 2006 and 2005, respectively. Additionally, the Bank purchased $10.3 million of indirect automobile loans during 2006.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained, based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs and manage interest rate risk. The Bank sold $11.0 million, $35.5 million and $15.5 million of loans in the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Bank retained the servicing rights on $72.5 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. Loans sold with recourse totaled $59,000 at December 31, 2006. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. The gross servicing fee income from loans sold with servicing rights retained is typically 25.0 or 37.5 basis points of the total balance of serviced loans. The servicing rights related to these loans was $392,000 and $373,000 at December 31, 2006 and 2005, respectively. Amortization of mortgage servicing rights totaled $78,000, $64,000 and $24,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Loans at beginning of year	$516,398	$450,414	$389,225

Originations:
Real estate loans	144,533	154,166	147,899
Commercial business loans	11,094	12,635	14,465
Consumer loans	13,096	17,011	16,063
Total loan originations	168,723	183,812	178,427

Purchases	11,007	22,211	12,152

Deductions:
Principal loan repayments, prepayments and other, net	107,672	104,126	113,766
Loan sales	11,039	35,534	15,549
Loan charge-offs	199	29	75
Transfers to other real estate owned	-	350	-
Total deductions	118,910	140,039	129,390

Net increase in loans	60,820	65,984	61,189

Loans at end of year	$577,218	$516,398	$450,414

Loan Maturity. The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2006. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	Amounts Due In
(Dollars in Thousands)	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due
Real estate loans:
Residential - 1 to 4 family	$49	$5,209	$304,437	$309,695
Multi-family and commercial	714	2,753	115,133	118,600
Construction	14,144	1,146	29,357	44,647
Total real estate loans	14,907	9,108	448,927	472,942

Commercial business loans	7,595	6,897	60,679	75,171

Consumer loans	200	9,135	19,770	29,105

Total loans	$22,702	$25,140	$529,376	$577,218

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

The following table sets forth, at December 31, 2006, the dollar amount of gross loans receivable contractually due after December 31, 2007, and whether such loans have either fixed interest rates, floating or adjustable interest rates. The amounts shown below exclude deferred loan fees and costs and the allowance for loan losses and include $806,000 of nonperforming loans.

	Due After December 31, 2007
(Dollars in Thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential - 1 to 4 family	$199,744	$109,902	$309,646
Multi-family and commercial	8,842	109,044	117,886
Construction	21,976	8,527	30,503
Total real estate loans	230,562	227,473	458,035

Commercial business loans	38,043	29,533	67,576

Consumer loans	6,697	22,208	28,905

Total loans	$275,302	$279,214	$554,516

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. All residential mortgages and consumer home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors. The Loan Committee of the Board of Directors has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit of up to $6.0 million and (2) commercial and other consumer loans of up to $2.0 million. The President and the Senior Credit Officer have approval for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $417,000 for those that are non-conforming, (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for consumer home equity lines of credit or $1.0 million jointly for commercial and other consumer loans. The Senior Commercial Real Estate Officer may approve home equity lines of credit and commercial loans of up to $250,000 individually or $500,000 with the additional approval of the President or Senior Credit Officer. Various bank personnel have been delegated authority to approve loans up to $417,000.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s stated capital and reserves. At December 31, 2006, the Bank’s regulatory limit on loans to one borrower was approximately $9.0 million. At that date, the Bank’s largest lending relationship was $8.6 million, representing two commercial business loans and a commercial construction loan for the construction of a nursing home and rehabilitation facility, of which $5.0 million was outstanding and performing according to the original repayment terms at December 31, 2006.

Loan Commitments. The Bank issues commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers and generally expire in 90 days or less from the date of the application.

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

The following table sets forth the delinquencies in the Bank’s loan portfolio as of the dates indicated.

	December 31, 2006				December 31, 2005
(Dollars in Thousands)	60 - 89 Days		90 Days or More		60 - 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
Residential - 1 to 4 family	2	$256	-	$-	-	$-	1	$80
Multi-family and commercial	-	-	-	-	-	-	1	74
Construction	-	-	-	-	-	-	-	-
Total real estate loans	2	256	-	-	-	-	2	154

Consumer loans:
Home equity	-	-	-	-	-	-	-	-
Other (1)	15	134	99	1,039	-	-	2	5
Total consumer loans	15	134	99	1,039	-	-	2	5

Commercial business loans	1	72	-	-	-	-	-	-

Total delinquent loans	18	$462	99	$1,039	-	$-	4	$159
___________
(1)	Includes 110 indirect automobile loans totaling $1.2 million at December 31, 2006.

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

The following table sets forth the principal balance of the Bank’s classified loans as of December 31, 2006.

(Dollars in Thousands)	Loss	Doubtful	Substandard	Special Mention

Real estate loans:
Residential - 1 to 4 family	$-	$-	$780	$736
Multi-family and commercial	-	-	3,723	4,504
Construction	-	-	2,405	3,848
Total real estate loans	-	-	6,908	9,088

Consumer loans:
Home equity	-	-	-	-
Other	-	64	976	35
Total consumer loans	-	64	976	35

Commercial business loans	-	-	1,050	651

Total classified loans	$-	$64	$8,934	$9,774

At December 31, 2006, the Bank had no loss rated loans and ten indirect automobile loans rated as doubtful. Of the $8.9 million of substandard loans at December 31, 2006, $1.4 million are considered nonperforming loans. The largest substandard loan is $2.9 million, which is not more than 30 days past due. Of the $9.8 million of special mention loans, only one loan totaling $150,000 was more than 30 days past due at December 31, 2006.

At December 31, 2006, total classified loans related predominately to six commercial real estate and business loans totaling $11.7 million and indirect automobile loans totaling $1.0 million. The increase in classified loans for 2006 was primarily the result of a slow-down in the local economy.

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

The following table provides information with respect to the Bank’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Nonaccrual loans:
Real estate loans	$392	$224	$943	$1,295	$1,347
Commercial business loans	71	-	-	-	418
Consumer loans (1)	929	16	1	-	72
Total nonaccrual loans	1,392	240	944	1,295	1,837

Accruing loans past due 90 days or more:
Real estate loans	-	-	-	-	5
Commercial business loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	-	5

Total nonperforming loans	1,392	240	944	1,295	1,842

Real estate owned, net (2)	-	325	-	328	43

Total nonperforming assets	1,392	565	944	1,623	1,885

Troubled debt restructurings	72	74	76	77	78

Total nonperforming assets and troubled debt restructurings	$1,464	$639	$1,020	$1,700	$1,963

Ratios:
Total nonperforming loans to total loans	0.24%	0.05%	0.21%	0.33%	0.55%
Total nonperforming loans to total assets	0.18	0.03	0.15	0.25	0.38
Total nonperforming assets and troubled debt restructurings to total assets	0.19	0.09	0.16	0.33	0.40
_________________________
(1)	Includes indirect automobile loans totaling $925,000 at December 31, 2006.
(2)	Real estate owned balances are shown net of related loss allowance.

In addition to the loans disclosed in the above table, at December 31, 2006, the Bank identified 116 loans totaling $8.9 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the table above. Indirect automobile loans totaling $972,000, representing 100 loans, are included in this amount. The aforementioned loans have been classified as substandard and are contained in the classified loan table on the previous page.

Interest income that would have been recorded for the year ended December 31, 2006 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $110,000. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $6,000 for the year ended December 31, 2006.

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

—	Specific allowances for identified problem loans, including certain impaired or collateral-dependent loans;
—	General valuation allowance on certain identified problem loans;
—	General valuation allowance on the remainder of the loan portfolio; and
—	Unallocated component

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

The Bank also reviews and establishes, as needed, a specific allowance for certain identified non-homogeneous problem loans. In accordance with the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statement No. 114,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

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

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Allowance at beginning of year	$3,671	$3,200	$2,688	$3,067	$2,861

Provision for loan losses	881	410	550	1,602	537

Charge-offs:
Real estate loans	-	(17)	-	(1,523)	(77)
Commercial business loans	-	(1)	(13)	(374)	(111)
Consumer loans	(199)	(11)	(62)	(216)	(218)
Total charge-offs	(199)	(29)	(75)	(2,113)	(406)

Recoveries:
Real estate loans	4	70	19	89	35
Commercial business loans	2	3	6	24	32
Consumer loans	6	17	12	19	8
Total recoveries	12	90	37	132	75
Net (charge-offs) recoveries	(187)	61	(38)	(1,981)	(331)

Allowance at end of year	$4,365	$3,671	$3,200	$2,688	$3,067

Ratios:
Allowance to total loans outstanding at end of year	0.76%	0.71%	0.71%	0.69%	0.91%

Allowance to nonperforming loans	313.58	1529.58	338.98	207.57	166.50

Net (charge-offs) recoveries to average loans outstanding during the year	(0.03)	0.01	(0.01)	(0.55)	(0.11)

Recoveries to charge-offs	6.03	310.34	49.30	6.25	18.47

The higher provision for 2006 reflects increases in the Bank’s classified and nonperforming loans, charge-offs and loan growth from the prior year-end. Charge-offs for 2003 included the charge-off of two commercial business loans and two commercial real estate loans that aggregated $1.8 million. The larger of the two commercial real estate loans, which at the time of charge-off had a principal balance of $1.6 million, was charged-off after the loan was nonperforming and the Bank determined that the value of the real estate underlying the loan was insufficient to cover the outstanding principal balance. Additionally, because we held a junior collateral position, the Bank determined that the likelihood of any recovery was remote. During the year ended December 31, 2003, charge-offs exceeded the provision for loan losses as specific allowances of $237,000 were established in prior periods for a portion of the charged-off loans once it had been determined that collection or liquidation in full was unlikely.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2006			2005			2004
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans	$3,244	74.32%	81.93%	$2,639	71.89%	80.36%	$2,403	75.08%	82.18%
Commercial business	783	17.94	13.03	892	24.29	15.02	641	20.02	13.13
Consumer loans	338	7.74	5.04	140	3.82	4.62	152	4.74	4.69
Unallocated	-	-	-	-	-	-	4	0.16	-
Total allowance for loan losses	$4,365	100.00%	100.00%	$3,671	100.00%	100.00%	$3,200	100.00%	100.00%

	December 31,
	2003			2002
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans	$2,093	77.86%	82.46%	$2,237	72.94%	87.66%
Commercial business	461	17.15	13.04	488	15.91	7.99
Consumer loans	80	2.98	4.50	318	10.37	4.35
Unallocated	54	2.01	-	24	0.78	-
Total allowance for loan losses	$2,688	100.00%	100.00%	$3,067	100.00%	100.00%

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds. The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2006.

The Company’s primary source of income continues to be derived from its loan portfolio. The investment portfolio is mainly used to meet the cash flow needs of the Company, provide adequate liquidity for the protection of customer deposits and yield a favorable return on investments. The type of securities and the maturity periods are dependent on the composition of the loan portfolio, interest rate risk, liquidity position and tax strategies of the Company. The Company’s investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns. The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the Company’s Investment Policy and appointment of the Investment Committee. The Investment Committee is responsible for the approval of investment strategies and monitoring investment performance. The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the Chief Executive Officer and the Chief Financial Officer. These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee. Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the President and Chief Executive Officer or the Chief Financial Officer. Individual investment transactions are reviewed and approved by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

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

At December 31, 2006, the Company’s investment portfolio, which consisted solely of available for sale securities, totaled $119.5 million and represented 15.8% of assets. The Company’s available for sale securities consisted primarily of government-sponsored enterprises with maturities of seven years or less, mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, corporate debt securities, U.S. Government and agency securities and securities of state and municipal governments.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
(Dollars in Thousands)	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency securities	$1,596	$1,602	$4,820	$4,813	$6,039	$6,066
Government-sponsored enterprises	66,190	65,263	73,135	71,490	67,911	67,610
Mortgage-backed securities	45,481	44,815	37,346	36,538	40,926	40,594
Corporate debt securities	3,917	3,903	4,537	4,528	3,498	3,563
Obligations of state and political subdivisions	2,000	2,024	1,499	1,546	1,499	1,584
Tax-exempt	420	420	490	490	560	560
Other debt securities	100	99	75	74	75	75
Total debt securities	119,704	118,126	121,902	119,479	120,508	120,052

Marketable equity securities	1,336	1,382	555	540	488	505

Total available for sale securities	$121,040	$119,508	$122,457	$120,019	$120,996	$120,557

The Company had no individual investments that had an aggregate book value in excess of 10% of its stockholders’ equity at December 31, 2006.

The following table sets forth the amortized cost, weighted average yields and contractual maturities of securities at December 31, 2006. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2006, the amortized cost of mortgage-backed securities with adjustable rates totaled $7.6 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield

U.S. Government and agency securities	$-	-%	$16	9.56%	$452	8.18%	$1,128	7.01%	$1,596	7.37%
Government-sponsored enterprises	17,775	4.42	48,043	4.02	372	6.83	-	-	66,190	4.14
Mortgage-backed securities	8,127	4.33	2,765	4.09	7,243	4.84	27,346	5.07	45,481	4.84
Corporate debt securities	-	-	-	-	-	-	3,917	6.18	3,917	6.18
Obligations of state and political subdivisions	-	-	1,000	6.79	-	-	1,000	4.97	2,000	5.88
Tax-exempt securities	70	3.87	280	3.87	70	3.88	-	-	420	3.87
Other debt securities	-	-	100	5.29	-	-	-	-	100	5.29
Total debt securities	25,972	4.39	52,204	4.08	8,137	5.10	33,391	5.26	119,704	4.55

Marketable equity securities	-	-	-	-	-	-	1,336	6.43	1,336	6.43
Total available for sale securities	$25,972	4.39	$52,204	4.08	$8,137	5.10	$34,727	5.31	$121,040	4.57

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Connecticut. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. The Bank also utilizes brokered certificates of deposits, which at December 31, 2006 amounted to $7.1 million, as an alternate source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, and even higher rates on long-term deposits, but not be the market leader in every account type and maturity.

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

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Beginning balance	$512,282	$460,480	$417,311

Increase before interest credited	16,483	43,265	36,833
Interest credited	13,157	8,537	6,336
Net increase in deposits	29,640	51,802	43,169

Ending balance (1)	$541,922	$512,282	$460,480
_________________
(1)
Includes mortgagors’ and investors’ escrow accounts in the amount of $3.2 million, $3.0 million and $2.7 million at December 31, 2006, 2005 and 2004, respectively. Includes brokered deposits of $7.1 million at December 31, 2006 and $5.0 million at December 31, 2005 and 2004.

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
(Dollars in Thousands)	2006		2005		2004
	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing demand deposits	$55,703	10.28%	$51,996	10.15%	$46,049	10.00%
NOW and money market accounts	126,567	23.36	125,156	24.43	110,564	24.01
Savings accounts (1)	81,020	14.94	90,879	17.74	95,310	20.70
Certificates of deposit (2)	278,632	51.42	244,251	47.68	208,557	45.29

Total deposits	$541,922	100.00%	$512,282	100.00%	$460,480	100.00%
___________
(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.2 million, $3.0 million and $2.7 million at December 31, 2006, 2005 and 2004, respectively.
(2)	Includes brokered deposits of $7.1 million at December 31, 2006 and $5.0 million at December 31, 2005 and 2004.

The Bank had $74.3 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2006, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate

Maturity Period:
Three months or less	$12,895	4.41%
Over three through six months	14,011	4.48
Over six through twelve months	30,165	4.94
Over twelve months	17,245	4.80

Total	$74,316	4.73%

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, years to maturity and percent of total certificate accounts at December 31, 2006.

	Amount Due
(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts

0.51 - 2.00%	$13,513	$18	$-	$-	$-	$13,531	4.86%
2.01 - 3.00%	21,830	1,680	277	-	-	23,787	8.54
3.01 - 4.00%	15,456	10,240	5,767	1,343	56	32,862	11.79
4.01 - 5.00%	92,282	283	3,510	7,728	1,337	105,140	37.73
5.01 - 6.00%	72,638	20,305	9,464	-	706	103,113	37.01
6.01 - 6.78%	83	116	-	-	-	199	0.07

Total	$215,802	$32,642	$19,018	$9,071	$2,099	$278,632	100.00%

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

Advances from the FHLB increased $24.0 million, or 27.3%, for the year ended December 31, 2006 to $112.0 million. For 2006, new advances tended to be shorter in duration to provide the Company flexibility to repay the advances in the future because of their higher interest rates. The increased borrowings were used as a supplement to deposits to fund asset growth.

Junior Subordinated Debt Owed to Unconsolidated Trusts. To a lesser extent, the Company has utilized the proceeds raised from the issuance of trust preferred securities. In 2002, SI Capital Trust I (the “Trust”), a business trust, issued $7.0 million of preferred securities in a private placement and issued approximately 217 shares of common stock at $1,000 par value to the Company. The Trust used the proceeds of these issuances to purchase $7.2 million of the Company’s floating rate junior subordinated deferrable interest debentures. The interest rate on the debentures and the trust preferred securities is variable and adjustable quarterly at 3.70% over the six-month LIBOR. The interest rate on these securities at December 31, 2006 was 9.09%. A rate cap of 11.00% is effective through April 22, 2007. The duration of the trust is 30 years; however, the Company intends to redeem the trust securities at par on or after April 22, 2007.

In 2006, the Company formed a new subsidiary, SI Capital Trust II (“Trust II”), which issued $8.0 million of trust preferred securities through a pooled trust preferred securities offering. The Company owns all of the common securities of Trust II, which has no independent assets or operations. SI Capital Trust II was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%. The interest rate on these securities at December 31, 2006 was 7.06%. The Company may redeem the trust preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

The debentures are the sole assets of SI Capital Trust I and SI Capital Trust II and are subordinate to all of the Company’s existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders. The Company’s obligations under the guarantee and the Company’s obligations under the debentures, the related indentures and the trust agreements relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of SI Capital Trust I and SI Capital Trust II under the trust preferred securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The debentures are also subject to redemption before April 22, 2007 and September 15, 2011 for SI Capital Trust I and SI Capital Trust II, respectively, at a specified price after the occurrence of certain events that would either have a negative tax effect on SI Capital Trust I, SI Capital Trust II or the Company or would result in SI Capital Trust I or SI Capital Trust II being treated as investment companies that are required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, the Trust and Trust II will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Additionally, the Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2006.

The following table sets forth information regarding the Company’s borrowings at the dates or for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$117,982	$93,190	$72,674
Subordinated debt	15,465	7,217	7,217

Average balance outstanding during the year:
FHLB advances	$101,902	$79,596	$65,154
Subordinated debt	9,522	7,217	7,217

Weighted average interest rate during the year:
FHLB advances	4.27%	3.90%	4.12%
Subordinated debt	8.21	6.86	5.14

Balance outstanding at end of year:
FHLB advances	$111,956	$87,929	$72,674
Subordinated debt	15,465	7,217	7,217

Weighted average interest rate at end of year:
FHLB advances	4.44%	3.97%	3.80%
Subordinated debt	8.01	8.15	5.92

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions. Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements. The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality. Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business in order to accumulate assets and increase fee-based income. At December 31, 2006, trust assets under administration were $149.3 million, consisting of 317 accounts, the largest of which totaled $10.6 million, or 7.1%, of the trust department’s total assets. The acquisition of SI Trust Servicing, in Rutland, Vermont, in November 2005 represented an opportunity for significant growth of the Bank’s wealth management business. SI Trust Servicing offers third-party trust outsourcing services to other community banks located throughout the country. As of December 31, 2006, SI Trust Servicing provided trust outsourcing services to 13 clients, consisting of 5,083 accounts totaling $5.40 billion in assets. For the years ended December 31, 2006, 2005 and 2004, total trust services revenue was $3.2 million, $1.0 million and $631,000, respectively.

Subsidiary Activities

The Company has two subsidiaries other than Savings Institute Bank and Trust Company, SI Capital Trust I and SI Capital Trust II. SI Capital Trust I and SI Capital Trust II were established in 2002 and 2006, respectively, as statutory trusts under Delaware law to issue trust preferred securities. The trusts have no independent assets or operations. SI Capital Trust I issued trust preferred securities of $7.0 million in April 2002. SI Capital Trust II issued $8.0 million of trust preferred securities in September 2006. All of the common securities of SI Capital Trust I and SI Capital Trust II are owned by the Company.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

803 Financial Corp. 803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates offices at the Bank and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. For the years ended December 31, 2004 and 2003, the Bank received fees of $184,000 and $121,000, respectively, through its relationship with Infinex. Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex which was subsequently purchased by the Company. As a result, 803 Financial Corp. had no other holdings or business activities.

SI Realty Company, Inc. SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2006, SI Realty Company, Inc. had $204,000 in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property. SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was approximately $188,000 and $245,000 for the years ended December 31, 2006 and 2005, respectively.

Personnel

At December 31, 2006, the Company had 225 full-time employees and 33 part-time employees. None of the Company’s employees are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC, to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.

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

Capital Requirements. The OTS’s capital regulations require federal savings institutions to meet three minimum capital standards:

—	a tangible capital ratio requirement of 1.5% of adjusted total assets;
—	a leverage ratio of 4% of Tier 1 (core) capital to adjusted total assets (3% for institutions receiving the highest rating on the CAMELS examination rating system); and
—	a risk-based capital ratio requirement of 8% of total capital (core and supplementary capital) to total risk-weighted assets of which at least half must be core capital

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

Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006, the Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See Item 1. Business. “Lending Activities - Loans to One Borrower.”

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. “Portfolio assets” represent, in general, total assets less the sum of:

—	specified liquid assets up to 20% of total assets;
—	goodwill and other intangible assets; and
—	the value of property used to conduct business

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2006, the Bank maintained 76.85% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, financial condition and complexity of portfolio. The OTS assessments paid by the Bank for 2006 were $158,000.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $345,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in FHLB. The Bank was in compliance with this requirement with an investment in FHLB at December 31, 2006 of $6.7 million.

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

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as SI Bancorp, MHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; (4) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (5) furnishing or performing management services for a savings association subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (10) purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the OTS.

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

—	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
—
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

—	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
—	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
—	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
—	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

—
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumers’ financial records and prescribes procedures for complying with administrative subpoenas of financial records;

—
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

—
Check Clearing for the 21st Century Act (also known as “Check 21"), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. The Company’s maximum federal income tax rate was 34% for 2006.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2006) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank’s formation of a passive investment company in January 1999 substantially eliminates the state income tax expense of the Company and its subsidiaries under current law. See Item 1. Business. “Subsidiary Activities - SI Mortgage Company” for a discussion of the Bank’s passive investment company.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

Name	Age(1)	Position
Rheo A. Brouillard	52	President and Chief Executive Officer of SI Financial Group, SI Bancorp, MHC and Savings Institute Bank and Trust Company
Brian J. Hull	46	Executive Vice President, Chief Financial Officer and Treasurer of SI Financial Group, SI Bancorp, MHC and Savings Institute Bank and Trust Company
Sonia M. Dudas	56	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
Michael J. Moran	58	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	37	Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	42	Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
________________
(1)	Ages presented are as of December 31, 2006.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Bancorp, MHC and SI Financial Group since 1995, 2000 and 2004, respectively. Mr. Brouillard has been a director of the Company since 1995.

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

Item 1A. Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following factors.

—	The Company’s increased emphasis on commercial lending may expose it to increased lending risks. At December 31, 2006, $193.8 million, or 33.6%, of the Company’s loan portfolio consisted

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

—
The Company’s emphasis on automobile lending may expose it to increased lending risks. The Company purchases automobile loans and, to a much lesser extent, originates automobile loans directly. At December 31, 2006, automobile loans constituted 1.3% of our loan portfolio. Automobile loans are generally considered to be riskier than residential mortgage loans because the collateral securing these loans depreciates over time. In many cases, repossessed collateral for a defaulted automobile loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. In addition, automobile loan collections depend on the borrowers continuing financial stability, and thus are adversely affected by job loss, divorce, illness or personal bankruptcy.

—
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

—
Rising interest rates may hurt the Company’s profits. Interest rates were recently at historically low levels. However, since June 30, 2005, the U.S. Federal Reserve has increased its target for the federal funds rate nine times, from 3.00% to 5.25%. While those short-term market interest rates (which the Bank uses as a guide to price its deposits) have increased, longer-term market interest rates (which the Bank uses as a guide to price its longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on the Company’s interest rate spread and net interest margin. If interest rates continue to rise, the Company’s net interest income and the value of its assets likely would be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increased more quickly than interest received on interest-earning assets, such as loans and investments, which would have a negative effect on the Company’s profitability.

—
Strong competition within the Company’s market area could hurt the Company’s profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2006, the Company held approximately 0.97% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 15th market share of deposits out of 36 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

—
The trading history of the Company’s common stock is characterized by low trading volume. The Company’s common stock may be subject to sudden decreases due to the volatility of the price of the Company’s common stock. The Company’s common stock trades on The Nasdaq Global Market. Over the past 50 days, the average daily trading volume of its common stock was approximately 5,500 shares. The Company cannot predict whether a more active trading market in its common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of its common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

—	actual or anticipated fluctuations in the Company’s operating results;
—	changes in interest rates;
—	changes in the legal or regulatory environment in which the Company operates;
—	press releases, announcements or publicity relating to the Company or the Company’s competitors or relating to trends in the Company’s industry;
—	changes in expectations as to the Company’s future financial performance, including financial estimates or recommendations by securities analysts and investors;
—	future sales of the Company’s common stock;
—	changes in economic conditions in the Company’s marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and
—	other developments affecting the Company’s competitors or the Company.

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

—
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

—
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

—
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

—
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Bank conducts its business through its main office, branch offices and other properties. The following table sets forth certain information relating to these facilities as of December 31, 2006.

Location	Year Opened	Square Footage	Own/ Lease	Date of Lease Expiration	Net Book Value as of December 31, 2006
					(Dollars in thousands)
Main Office:
803 Main Street Willimantic, Connecticut 06226	1870	26,210	Own	-	$ 1,801

Branch Offices:
115 Main Street Hebron, Connecticut 06248	1974	2,400	Own	-	521

554 Exeter Road, Route 207 Lebanon, Connecticut 06249	1978	2,128	Own	-	234

9 Proulx Street Brooklyn, Connecticut 06234	1990	1,538	Lease	2010	191

85 Freshwater Boulevard Enfield, Connecticut 06082	1992	4,365	Lease	2012	5

596 Hartford Pike Dayville, Connecticut 06241	1996	2,575	Lease	2006 (1)	629

971 Poquonnock Road Groton, Connecticut 06340	1997	3,373	Lease	2007 (2)	3

Big Y, 224 Salem Turnpike Norwich, Connecticut 06360	1998	575	Lease	2008 (2)	-

344 Prospect Street Moosup, Connecticut 06354	1998	2,160	Lease	2008 (2)	240

Shaw’s, 60 Cantor Drive Willimantic, Connecticut 06226	1998	421	Lease	2010 (3)	-

180 Westminster Road, Route 14 Canterbury, Connecticut 06331	1998	1,781	Lease	2008 (2)	14

Walmart, 474 Boston Post Road North Windham, Connecticut 06256	2000	540	Lease	2010 (3)	47

Walmart, Lisbon Landing, 180 River Road Lisbon, Connecticut 06351	2001	656	Lease	2011 (3)	81

East Brook Mall, 95 Storrs Road Mansfield, Connecticut 06250	2002	2,325	Lease	2022 (1)	477

1000 Sullivan Avenue South Windsor, Connecticut 06074	2005	2,955	Lease	2025 (2)	21

Mystic Plaza, 80 Stonington Road Stonington, Connecticut 06378	2005	3,436	Lease	2014 (1)	349

200 Merrow Road, Route 195 Tolland, Connecticut 06084	2005	2,870	Lease	2015 (2)	253

303 Flanders Road, Unit 8 East Lyme, Connecticut 06333	2006	3,075	Lease	2015 (1)	320

2 Chapman Lane Gales Ferry, Connecticut 06335	2006	2,575	Lease	2015 (4)	810

Other Properties:
7 Ledgebrook Drive Mansfield, Connecticut 06250	1990	4,554	Lease (5)	2007	1

779 Main Street Willimantic, Connecticut 06226	1999	8,182	Own (6)	-	203

579 North Windham Road North Windham, Connecticut 06256	2005	10,000	Lease (7)	2010 (4)	387

80 West Street Rutland, Vermont 05701	2005	7,496	Lease (5)	2011 (3)	-

Total:					$ 6,587

   ________________________
(1)	The Company has an option to renew this lease for four additional five-year periods.
(2)	The Company has an option to renew this lease for two additional five-year periods.
(3)	The Company has an option to renew this lease for one additional five-year period.
(4)	The Company has an option to renew this lease for three additional five-year periods.

(5)	This facility houses trust operations.
(6)
A portion of this property includes a parking lot for the main office. The remainder of this property has been leased to a subtenant under a lease that expires in December 2007. The subtenant has an option to renew this lease for three additional five-year periods.

(7)	A portion of this facility is used for an employee training center.

Item 3. Legal Proceedings.

At December 31, 2006, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor the Bank is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the trading symbol “SIFI.” The following table sets forth the high and low sales prices of the common stock and the dividends declared per share of common stock for the periods indicated, as reported by NASDAQ.

	Price Range		Dividends
Year Ended December 31, 2006:	High	Low	Declared
First Quarter	$11.75	$10.35	$0.04
Second Quarter	11.16	10.72	0.04
Third Quarter	11.99	11.00	0.04
Fourth Quarter	12.75	11.31	0.04

	Price Range		Dividends
Year Ended December 31, 2005:	High	Low	Declared
First Quarter	$12.27	$10.75	$0.03
Second Quarter	11.76	9.74	0.03
Third Quarter	12.49	11.22	0.03
Fourth Quarter	12.26	10.81	0.03

The continued payment of dividends is dependent upon the Company’s debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. The Company cannot guarantee that it will pay dividends or that, if paid, that it will not reduce or eliminate dividends in the future. See Item 1. Business. “Regulation and Supervision - Limitation on Capital Distributions” and Note 17 in the Notes to the Consolidated Financial Statements for more information relating to restrictions on dividends.

As of March 13, 2007, there were 12,421,920 shares of common stock outstanding, which were held by approximately 950 holders of record, including SI Bancorp, MHC.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	-	$-	-	486,170

November 1, 2006 through November 30, 2006	-	-	-	486,170

December 1, 2006 through December 31, 2006	-	-	-	486,170
Total	-	$-	-
___________________
(1)
On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

The following graph compares the cumulative total stockholder return on the Company’s common stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL $500M - $1B Thrift Index. Total return assumes the reinvestment of all dividends. The graph assumes $100 was invested at the close of business on October 1, 2004, the initial day of trading of the Company’s common stock.

	Period Ending
Index	10/01/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06

SI Financial Group, Inc.	100.00	109.38	104.40	98.54	99.63	111.92
NASDAQ Composite	100.00	112.19	106.44	117.50	116.24	129.71
SNL $500M-$1B Thrift Index	100.00	107.90	100.14	102.54	112.89	125.64

On September 22, 2006, the Company completed the sale of $8.0 million of trust preferred capital securities. The new trust preferred capital securities were issued by a statutory business trust formed by the Company and were sold to a pooled investment vehicle sponsored by FTN Financial Capital Markets in a private placement offering pursuant to an applicable exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company expects to utilize the net proceeds from the offering for general corporate purposes, including the expected redemption, in April 2007, of previously issued trust preferred securities, which carry significantly higher interest rates.

Item 6. Selected Financial Data.

The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

Selected Financial Condition Data:	At December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Total assets	$757,037	$691,868	$624,649	$518,141	$484,944
Cash and cash equivalents	26,108	25,946	30,775	29,577	37,517
Securities held to maturity	-	-	-	1,728	9,463
Securities available for sale	119,508	120,019	120,557	77,693	87,914
Loans receivable, net	574,111	513,775	447,957	386,924	334,598
Deposits (1)	541,922	512,282	460,480	417,311	398,315
Federal Home Loan Bank advances	111,956	87,929	72,674	57,168	43,918
Junior subordinated debt owed to unconsolidated trusts	15,465	7,217	7,217	7,217	7,217
Other borrowings	-	-	-	-	1,951
Total stockholders’ equity	82,386	80,043	80,809	34,099	31,408

Selected Operating Data:	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2006	2005	2004	2003	2002

Interest and dividend income	$40,777	$33,905	$28,603	$27,930	$28,330
Interest expense	18,261	12,131	9,400	9,346	11,014
Net interest income	22,516	21,774	19,203	18,584	17,316
Provision for loan losses	881	410	550	1,602	537
Net interest income after provision for loan losses	21,635	21,364	18,653	16,982	16,779
Noninterest income	8,258	6,310	4,185	4,722	3,284
Noninterest expenses	25,959	22,588	21,031	16,606	15,394
Income before income tax provision	3,934	5,086	1,807	5,098	4,669
Income tax provision	1,156	1,689	519	1,713	1,587
Net income	$2,778	$3,397	$1,288	$3,385	$3,082

Basic earnings per share	$0.24	$0.28	N/A	N/A	N/A
Diluted earnings per share	$0.23	$0.28	N/A	N/A	N/A

Selected Operating Ratios:	At or For the Years Ended December 31,
	2006	2005	2004	2003	2002
Performance Ratios:
Return on average assets	0.38%	0.52%	0.23%	0.67%	0.68%
Return on average equity	3.44	4.19	2.77	10.34	10.46
Interest rate spread (2)	2.81	3.19	3.41	3.81	3.79
Net interest margin (3)	3.26	3.56	3.64	3.98	4.04
Noninterest expense to average assets	3.56	3.47	3.71(4)	3.30	3.39
Dividend payout ratio (5)	66.67	42.86	N/A	N/A	N/A
Efficiency ratio (6)	83.58	80.60	89.29	71.62	73.80
Average interest-earning assets to average interest-bearing liabilities	117.07	118.38	112.93	108.70	110.03
Average equity to average assets	11.07	12.45	8.21	6.51	6.49

Regulatory Capital Ratios:
Total risk-based capital ratio	15.84	16.79	18.03	12.45	12.12
Tier 1 risk-based capital ratio	14.86	15.87	17.12	11.50	11.00
Tier 1 capital ratio (7)	8.97	9.31	9.99	6.81	6.46
Tangible equity ratio	8.97	9.31	9.99	N/A	N/A

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.76	0.71	0.71	0.69	0.91
Allowance for loan losses as a percent of nonperforming loans	313.58	1529.58	338.98	207.57	166.50
Net (charge-offs) recoveries to average outstanding loans during the year	(0.03)	0.01	0.01	0.55	0.11

________________
(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	The noninterest expenses to average assets ratio, excluding the effect of the contribution expense to SI Financial Group Foundation, was 3.27% for the year ended December 31, 2004.
(5)
Dividends declared per share divided by basic net income per common share. Dividends paid on shares held by SI Bancorp, MHC are waived and are excluded from this ratio. Comparable figures for 2004, 2003 and 2002 are not available since no dividends were paid during these periods.

(6)
Represents noninterest expenses divided by the sum of net interest income and noninterest income, less any realized gains or losses on the sale of securities. The efficiency ratio, excluding the effect of the contribution to SI Financial Group Foundation, was 78.62% for the year ended December 31, 2004.

(7)
Represents Tier 1 capital to total assets as required by OTS regulations at December 31, 2006, 2005 and 2004 and Tier 1 capital to total average assets at December 31, 2003 and 2002 as required by FDIC regulations.

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

The following analysis discusses changes in the financial condition as of December 31, 2006 and 2005 and the results of operations for the years ended December 31, 2006, 2005 and 2004 and should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto, appearing in Part IV, Item 15 of this document.

Management Strategy

The Company’s mission is to operate and grow a profitable community-oriented financial institution. The Company plans to achieve this by continuing its strategy of:

—	offering a full range of financial services;
—	expanding the branch network into new market areas;
—	pursuing opportunities to increase commercial lending in the Bank’s market area;
—	applying conservative underwriting practices to maintain the high quality of the Bank’s loan portfolio;
—	managing net interest margin and net interest spread by seeking to increase lending levels;
—	managing investment and borrowing portfolios to provide liquidity, enhance income and manage interest rate risk; and
—	increasing deposits by continuing to offer exceptional customer service and emphasizing the Bank’s commercial deposit offerings.

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

Expand branch network into new market areas. Since 2000, the Bank has opened a new branch office in each of North Windham, Lisbon, Mansfield Center, Tolland and South Windsor, Connecticut. The Bank intends to continue to pursue expansion in Hartford, New London, Tolland and Windham Counties in future years, whether through de novo branching or acquisition. The Bank anticipates the opening of its 20th office in East Hampton, Connecticut during the third quarter of 2007 and the relocation of its Norwich and Brooklyn, Connecticut offices in the fourth quarter of 2007 and the first quarter of 2008, respectively.

Pursue opportunities to increase commercial lending. Commercial real estate and commercial business loans increased $15.3 million and $37.1 million for the years ended December 31, 2006 and 2005, respectively, and at December 31, 2006 comprised approximately 33.6% of total loans. There are many multi-family and commercial properties and businesses located in the Bank’s market area and the larger lending relationships associated with these commercial opportunities may be pursued, while continuing to originate any such loans in accordance with what the Bank believes are conservative underwriting guidelines. Toward this end, the Bank has hired additional seasoned commercial lenders and offered new products to increase the Bank’s ability to serve the market.

Apply conservative underwriting practices and maintain high quality loan portfolio. The Bank believes that high asset quality is a key to long-term financial success. The Bank has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which it believes are conservative, and by diligent monitoring and collection efforts. Despite the Bank’s conservative underwriting practices, nonperforming loans increased from $240,000 at December 31, 2005 to $1.4 million at December 31, 2006. At December 31, 2006, nonperforming loans were 0.24% of total loan portfolio and 0.18% of total assets. Although the Bank intends to increase its multi-family and commercial real estate and commercial business lending, it intends to continue its philosophy of managing large loan exposures through a conservative approach to lending.

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

Although the Bank believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OTS, as an integral part of its examination process, periodically reviews the allowance for loan losses. Such agency may require the Bank to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. See Part I. Item 1. Business. “Lending Activities - Allowance for Loan Losses” and Notes 1 and 4 in the Notes to the Consolidated Financial Statements for additional information.

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

	For the Years Ended December 31,
	2006			2005			2004
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$553,631	$34,857	6.30%	$472,010	$28,586	6.06%	$412,415	$24,545	5.95%
Investment securities (3)	130,121	5,702	4.38	127,736	5,018	3.93	97,021	3,826	3.94
Other interest-earning assets	7,966	226	2.84	12,020	308	2.56	18,309	240	1.31
Total interest-earning assets	691,718	40,785	5.90	611,766	33,912	5.54	527,745	28,611	5.42

Noninterest-earning assets	37,741			39,242			38,478
Total assets	$729,459			$651,008			$566,223

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$124,136	1,001	0.81	$118,858	653	0.55	$108,678	384	0.35
Savings (4)	83,963	961	1.14	92,999	854	0.92	91,721	625	0.68
Certificates of deposit	271,352	11,165	4.11	218,102	7,021	3.22	194,569	5,337	2.74
Total interest-bearing deposits	479,451	13,127	2.74	429,959	8,528	1.98	394,968	6,346	1.61

FHLB advances	101,902	4,352	4.27	79,596	3,108	3.90	65,154	2,683	4.12
Subordinated debt	9,522	782	8.21	7,217	495	6.86	7,217	371	5.14
Other borrowings	-	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	590,875	18,261	3.09	516,772	12,131	2.35	467,339	9,400	2.01

Noninterest-bearing liabilities	57,808			53,192			52,392
Total liabilities	648,683			569,964			519,731

Total stockholders’ equity	80,776			81,044			46,492

Total liabilities and stockholders’ equity	$729,459			$651,008			$566,223

Net interest-earning assets	$100,843			$94,994			$60,406

Tax equivalent net interest income (3)		22,524			21,781			19,211

Tax equivalent interest rate spread (5)			2.81%			3.19%			3.41%

Tax equivalent net interest margin as a percentage of interest-earning assets (6)			3.26%			3.56%			3.64%

Average interest-earning assets to average interest-bearing liabilities			117.07%			118.38%			112.93%

Less: Tax equivalent adjustment (3)		(8)			(7)			(8)

Net interest income		$22,516			$21,774			$19,203

____________
(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	2006 Compared to 2005			2005 Compared to 2004
(Dollars in Thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and Dividend Income:
Loans (1)(2)	$1,487	$4,784	$6,271	$549	$3,492	$4,041
Investment securities (3)	592	92	684	(15)	1,207	1,192
Other interest-earning assets	14	(96)	(82)	129	(61)	68
Total interest-earning assets	2,093	4,780	6,873	663	4,638	5,301

Interest-bearing liabilities:
Interest Expense:
Deposits (4)	3,157	1,442	4,599	1,540	642	2,182
FHLB advances	434	810	1,244	(145)	570	425
Subordinated debt	148	139	287	124	-	124
Total interest-bearing liabilities	3,739	2,391	6,130	1,519	1,212	2,731
Change in net interest income (5)	$(1,646)	$2,389	$743	$(856)	$3,426	$2,570
________________
(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are immaterial.
(3)
Municipal securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Presented on a tax equivalent basis.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Assets. Total assets increased $65.2 million, or 9.4%, to $757.0 million at December 31, 2006, as compared to $691.9 million at December 31, 2005, primarily due to increases in net loans receivable, and to a lesser extent, premises and equipment and FHLB stock. Net loans receivable increased $60.3 million, or 11.7%, to $574.1 million at December 31, 2006. Residential and commercial mortgage loans contributed $43.0 million and $17.7 million, respectively. In 2006, loan originations for residential mortgage loans increased $3.8 million over 2005. Consumer and commercial mortgage and business loan originations decreased $3.9 million and $15.0 million, respectively, for 2006 as compared to 2005. Contributing to the increase in net loans receivable was the purchase of $10.3 million of indirect automobile loans during the first quarter of 2006. The increase in net loans receivable was offset by loan sales of $11.0 million of fixed-rate residential mortgage loans in an effort to manage interest rate risk. Premises and equipment, net, increased $1.7 million, or 18.9%, to $10.5 million as a result of branch expansion. FHLB stock increased $1.0 million to $6.7 million at December 31, 2006 to support a higher level of FHLB borrowings. Securities decreased $511,000, or 0.4%, from $120.0 million at December 31, 2005 to $119.5 million at December 31, 2005 as the proceeds from the sale of securities during the second and third quarters of 2006 were reinvested into higher-yielding government-sponsored mortgage-backed securities.

Liabilities. Total liabilities increased $62.8 million, or 10.3%, from December 31, 2005 to December 31, 2006 primarily as a result of increases in deposits and FHLB advances. Deposits, including mortgagors’ and investors’ escrow accounts, increased $29.6 million, or 5.8%, to $541.9 million at December 31, 2006. The Company experienced increases in interest-bearing accounts, such as certificates of deposit and, to a lesser extent, NOW and money market accounts. The increase of $34.4 million in certificates of deposit was predominately related to the increase in short-term certificates of deposit associated with new branch offices and attractive promotional rates offered to customers. In addition, noninterest-bearing deposits increased $3.7 million primarily as a result of business checking deposit volume. The increase in deposits was offset by a decrease of $9.1 million in passbook savings accounts during 2006. FHLB advances increased $24.0 million, or 27.3%, to $112.0 million at December 31, 2006. The increase in FHLB advances were primarily fixed-rate advances with terms of six months to seven years used to fund loan growth and to manage interest rate risk. Subordinated debt borrowings increased as a result of an $8.0 million trust preferred securities offering by a newly-formed subsidiary of the Company during the third quarter of 2006.

Equity. Total stockholders’ equity increased $2.3 million from $80.0 million at December 31, 2005 to $82.4 million at December 31, 2006. The increase in equity was primarily attributable to earnings of $2.8 million, amortization of equity awards of $765,000 and a decrease in net unrealized holding losses on available for sale securities aggregating $598,000 (net of taxes), offset by stock repurchases of 129,266 shares at a cost of $1.4 million and dividends declared of $740,000.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. The Company recorded net income of $2.8 million for the year ended December 31, 2006, a decrease of $619,000, compared to net income of $3.4 million for the year ended December 31, 2005. The decrease was primarily attributable to a $3.4 million increase in noninterest expenses and a $471,000 increase in the provision for loan losses, offset by increases of $1.9 million in noninterest income and $742,000 in net interest income and a decrease of $533,000 in the provision for income taxes.

Interest and Dividend Income. Total interest and dividend income increased $6.9 million, or 20.3%, for 2006. Average interest-earning assets increased $80.0 million, or 13.1%, to $691.7 million in 2006, mainly due to higher loan volume. Average loans increased $81.6 million and the rate earned on loans increased 24 basis points to 6.30% for 2006 from 6.06% for 2005. Increased volume on higher-yielding commercial loans and rising interest rates contributed to the increase in interest earned on loans for 2006. Average securities rose $2.4 million, while the yield increased to 4.38% in 2006 from 3.93% in 2005.

Interest Expense. Interest expense increased $6.1 million, or 50.5%, to $18.3 million for 2006 compared to $12.1 million in 2005, primarily attributable to the rates paid and the average balance maintained for deposit accounts. The yield on deposit accounts increased 76 basis points due to rising market interest rates and average deposits rose $49.5 million in 2006. Certificates of deposit contributed the largest increase to interest expense, as customers shifted from savings accounts to certificates of deposit, with increases in the average balance of $53.3 million and the average yield of 89 basis points. Average FHLB advances increased $22.3 million, while the yield on FHLB borrowings rose 37 basis points to 4.27% for 2006. Rates on subordinated borrowings increased 135 basis points with an increase of $2.3 million in average borrowings.

Provision for Loan Losses. The Company’s provision for loan losses increased $471,000 to $881,000 in 2006 from $410,000 in 2005. The higher provision reflects an increase in the Bank’s classified and nonperforming loans, charge-offs and loan growth from the prior year-end. At December 31, 2006, nonperforming loans totaled $1.4 million, compared to $240,000 at December 31, 2005. Additionally, the purchase of $10.3 million of indirect automobile loans during the first quarter of 2006 contributed to the increase in the provision for loan losses due to the increased risk of loss associated with this type of consumer lending. For the year ended December 31, 2006, net loan charge-offs totaled $187,000, compared to net loan recoveries of $61,000 for the year ended December 31, 2005.

Noninterest Income. Total noninterest income increased $1.9 million, or 30.9%, to $8.3 million in 2006. The following table shows the components of noninterest income and the dollar and percentage changes from 2005 to 2006.

	Years Ended December 31,		Change
(Dollars in Thousands)	2006	2005	Dollars	Percent

Service fees	$4,637	$4,262	$375	8.8%
Wealth management fees	3,420	1,301	2,119	162.9
Increase in cash surrender value of BOLI	279	276	3	1.1
Net (loss) gain on sale of securities	(284)	59	(343)	(581.4)
Net gain on sale of loans	104	190	(86)	(45.3)
Other	102	222	(120)	(54.1)

Total noninterest income	$8,258	$6,310	$1,948	30.9%

Wealth management fees increased due primarily to the acquisition of SI Trust Servicing in November 2005 and an increase in the balance of assets under administration. The increase in noninterest income was offset by a decrease in the gain on the sale of loans. The net gain on the sale of loans reflects the sale of $11.0 million of predominately fixed-rate residential mortgage loans in 2006 compared to $35.5 million in 2005. The increase in noninterest income for 2006 was also offset by the net loss on the sale of securities of $284,000, which primarily reflects the sale of government-sponsored enterprise securities in the second and third quarters of 2006, compared to a net gain on the sale of securities of $59,000 in 2005. The proceeds from the sale of securities during the second and third quarters of 2006 were reinvested into higher-yielding government-sponsored mortgage-backed securities.

Noninterest Expenses. Noninterest expenses increased by $3.4 million, or 14.9%, for 2006 as compared to 2005. The following table shows the components of noninterest expenses and the dollar and percentage changes from 2005 to 2006.

	Years Ended December 31,		Change
(Dollars in Thousands)	2006	2005	Dollar	Percent

Salaries and employee benefits	$14,277	$12,102	$2,175	18.0%
Occupancy and equipment	4,825	3,830	995	26.0
Computer and electronic banking services	2,458	1,823	635	34.8
Outside professional services	967	1,087	(120)	(11.0)
Marketing and advertising	783	794	(11)	(1.4)
Supplies	527	449	78	17.4
Other	2,122	2,503	(381)	(15.2)

Total noninterest expenses	$25,959	$22,588	$3,371	14.9%

The increase in noninterest expenses reflected an increase in operating costs associated with the opening of branch offices and the November 2005 acquisition of SI Trust Servicing. Compensation costs were higher in 2006 due to increased staffing levels and the amortization of share-based compensation arrangements, in accordance with Statement of Financial Accounting Standards No. 123R,“Accounting for Stock-Based Compensation” (“SFAS 123R”). Share-based compensation expense totaled $765,000 and $476,000 for the years ended December 31, 2006 and 2005, respectively. Occupancy and equipment expense increased primarily due to additional operating lease payments, depreciation expense and other occupancy-related expenses. Computer and electronic banking services were higher predominately as a result of costs associated with the SI Trust Servicing operation. Other noninterest expenses were lower in 2006 compared to the prior year mainly due to the implementation of the Bank’s remote branch capture system and the greater than anticipated losses on uncollectible items in 2005. Outside professional services expense was lower in 2006 versus 2005 as a result of reduced legal and auditing expenditures, offset by consulting costs associated with Sarbanes Oxley compliance.

Income Tax Provision. The Company’s income tax provision decreased $533,000 to $1.2 million for 2006 compared to $1.7 million for 2005 primarily resulting from a decrease in taxable income. The effective tax rate was 29.4% and 33.2% for 2006 and 2005, respectively.

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

	Years Ended December 31,		Change
(Dollars in Thousands)	2005	2004	Dollars	Percent

Service fees	$4,262	$2,941	$1,321	44.9%
Wealth management fees	1,301	942	359	38.1
Increase in cash surrender value of BOLI	276	303	(27)	(8.9)
Net gain (loss) on sale of securities	59	(166)	225	135.5
Net gain on sale of loans	190	55	135	245.5
Other	222	110	112	101.8

Total noninterest income	$6,310	$4,185	$2,125	50.8%

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

	Years Ended December 31,		Change
(Dollars in Thousands)	2005	2004	Dollar	Percent

Salaries and employee benefits	$12,102	$9,835	$2,267	23.1%
Occupancy and equipment	3,830	3,465	365	10.5
Computer and electronic banking services	1,823	1,678	145	8.6
Outside professional services	1,087	815	272	33.4
Marketing and advertising	794	513	281	54.8
Supplies	449	293	156	53.2
Contribution to SI Financial Group Foundation	-	2,513	(2,513)	(100.0)
Other	2,503	1,919	584	30.4

Total noninterest expenses	$22,588	$21,031	$1,557	7.4%

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $26.1 million, including interest-bearing deposits and federal funds sold of $11.1 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $119.5 million at December 31, 2006. In addition, at December 31, 2006, the Company had the ability to borrow a total of approximately $230.9 million from the FHLB, which includes overnight lines of credit of $6.2 million. On that date, the Company had FHLB advances outstanding of $112.0 million and no overnight advances outstanding. The Company believes that its most liquid assets combined with the available line from the FHLB provides adequate liquidity to meet its current financial obligations.

At December 31, 2006, the Bank had $70.9 million in loan commitments outstanding, which included $7.7 million in commitments to grant loans, $27.0 million in undisbursed construction loans, $21.6 million in unused home equity lines of credit, $12.1 million in commercial lines of credit, $1.4 million in overdraft protection lines and $1.2 million in standby letters of credit. Certificates of deposit due within one year of December 31, 2006 totaled $215.8 million, or 39.8%, of total deposits (including mortgagors’ and investors’ escrow accounts). Management believes that the amount of deposits in shorter-term certificates of deposit reflects customers’ hesitancy to invest their funds in longer-term certificates of deposit in a rising interest rate environment. To compensate, the Bank has increased the duration of its borrowings with the FHLB. The Bank will be required to seek other sources of funds, including other certificates of deposit and lines of credit, if maturing certificates of deposit are not retained. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or other borrowings than are currently paid on certificates of deposit. Additionally, a shorter duration in the securities portfolio may be necessary to provide liquidity to compensate for any deposit outflows. The Bank believes, however, based on past experience, a significant portion of its certificates of deposit will be retained. The Bank has the ability, if necessary, to adjust the interest rates offered to its customers in an effort to attract and retain deposits.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the year ended December 31, 2006, the Bank originated $168.7 million of loans and purchased $31.7 million of securities. In fiscal 2005, the Bank originated $183.8 million of loans and purchased $27.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Asset growth has outpaced deposit growth during the last three years. The increased liquidity needed to fund asset growth has been provided through increased FHLB borrowings, raising capital through the issuance of trust preferred securities and proceeds from the initial public offering. The net increase in total deposits, including mortgagors’ and investors’ escrow accounts was $29.6 million, $51.8 million and $43.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. The Bank generally manages the pricing of its deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, the Bank offers promotional rates on certain deposit products to attract deposits. The Bank experienced increases in FHLB advances of $24.0 million, $15.3 million and $15.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2005, the Company’s shareholders approved an equity compensation plan (the “Equity Plan”). The Company utilized $2.9 million for the purchase of 246,249 common shares to fund all restricted stock award grants during the year ended December 31, 2005. In November 2005, the Company’s Board of Directors approved a plan to repurchase approximately 628,000 shares of the Company’s common stock. In 2006, the Company repurchased 129,266 shares, at a cost of $1.4 million, under this plan.

The Bank is subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. As a savings and loan holding company regulated by the OTS, the Company is not subject to any separate regulatory capital requirements. See Item 1. Business. “Regulation and Supervision - Regulation of Federal Savings Associations - Capital Requirements” and Note 14 in the Notes to the Consolidated Financial Statements for additional information relating to the Bank’s regulatory capital requirements.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of December 31, 2006.

	Payments Due by Period
(Dollars in Thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total

Long-term debt obligations (1)	$26,329	$40,627	$31,000	$14,000	$111,956
Operating lease obligations	1,200	2,526	2,142	10,446	16,314
Other long-term liabilities reflected on the balance sheet (2)	-	-	-	15,465	15,465

Total contractual obligations	$27,529	$43,153	$33,142	$39,911	$143,735
______________
(1)	Represents Federal Home Loan Bank advances.
(2)	Represents junior subordinated debt owed to unconsolidated trusts.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Commitments to extend credit: (1)
Future loan commitments (2)	$7,658	$31,192
Undisbursed construction loans	27,010	25,572
Undisbursed home equity lines of credit	21,554	21,481
Undisbursed commercial lines of credit	12,070	10,796
Overdraft protection lines	1,424	1,277
Standby letters of credit (3)	1,178	812

Total commitments	$70,894	$91,130
_________
(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)
Includes fixed-rate loan commitments of $2.6 million at interest rates ranging from 5.125% to 8.000% and $5.5 million at interest rates ranging from 4.875% to.8.000% at December 31, 2006 and 2005, respectively.

(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

In 1998, the Bank became a limited partner in a Small Business Investment Corporation (“SBIC”) and committed to a capital investment of $1.0 million in the limited partnership. At December 31, 2006 and 2005, the Bank’s remaining off-balance sheet commitment for capital investment was approximately $194,000. See Note 12 in the Notes to the Consolidated Financial Statements.

In 2004, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. At December 31, 2006, the Bank had repaid principal payments on the loan to the ESOP of $527,000, allocated 38,963 shares and committed to release 32,295 shares held in suspense for allocation to participants in 2007. As of December 31, 2006, the amount of unallocated common shares held in suspense totaled 419,840, with a fair value of $5.2 million, which represents a potential commitment of the Bank to the ESOP. See Note 11 in the Notes to the Consolidated Financial Statements.

As of December 31, 2006, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.  See Note 12 in the Notes to the Consolidated Financial Statements.

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

Impact of Recent Accounting Standards

Please refer to Note 1 - Nature of Business and Summary of Significant Accounting Policies - Recent Accounting Pronouncements in the notes to the Company’s consolidated financial statements for a detailed discussion of new accounting pronouncements and the impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect earnings while decreases in interest rates may beneficially affect earnings. To reduce the potential volatility of earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company originates adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company offers fixed-rate mortgage loans with maturities of ten and fifteen years. These products enable the Company to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company continues to sell longer-term fixed-rate mortgage loans in the secondary market to manage interest rate risk. Recently, the Company has also used investment securities with terms of three years or less, shorter-term borrowings from the FHLB and brokered deposits to help manage interest rate risk. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at December 31, 2006 and at December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 15% in a flat interest rate environment, between 7% and 12% in an increasing interest rate environment and between 18% and 24% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 18% in a flat interest rate environment, between 6% and 15% in a rising rate environment and between 6% and 36% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management currently assumes this to be 200 and 300 basis points at December 31, 2006 and 2005, respectively. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption was 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of December 31, 2006 and December 31, 2005, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods is as follows:

As of December 31, 2006:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(4.88)%	(9.69)%

100 basis point increase in rates	(1.98)	(3.67)

200 basis point decrease in rates	0.50	(0.87)

As of December 31, 2005:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
300 basis point increase in rates	(3.36)%	(5.56)%

100 basis point increase in rates	0.44	1.54

200 basis point decrease in rates	(4.28)	(7.55)

As of December 31, 2006, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points or if interest rates decreased 200 basis points over the twenty-four-month period and favorably impacted by a 200 basis point decrease in rates over the twelve-month period. Using net interest income for the quarter ended December 31, 2006, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $141,000, assuming a 34% income tax rate.

As of December 31, 2005, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 300 basis points or if interest rates decreased 200 basis points and favorably impacted by a 100 basis point increase in rates. Using net interest income for the quarter ended December 31, 2005, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $148,000 assuming a 34% income tax rate.

For both the twelve and twenty-four-month periods, the effect on net interest income has improved, in the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points at December 31, 2006 compared to December 31, 2005, as a result of the Company’s strategy to better position the balance sheet for an anticipated decline in market interest rates, which included shortening the duration of FHLB advances and slightly increasing the duration of earning assets. Net interest income declined in the event of a sudden and sustained increase in rates of 100 and 200 basis points at December 31, 2006 compared to December 31, 2005.

Item 8. Financial Statements and Supplementary Data.

For the Company’s consolidated financial statements, see index on page 63.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors
For information relating to the directors of the Company, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers
For information relating to officers of the Company, see Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act
For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

Disclosure of Code of Ethics
For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance - Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference. A copy of the code of ethics and business conduct is available to stockholders on the Governance Documents portion of the Investors Relations section on the Company’s website at www.mysifi.com.

Corporate Governance
For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance - Committees of the Board of Directors - Audit Committee” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 11. Executive Compensation.

Executive Compensation
For information regarding executive compensation, the sections captioned “Compensation Disclosure and Analysis,” “Executive Compensation” and“Director Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance
For information regarding the compensation committee report, the section captioned “Compensation Committee Report” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity compensation plans approved by security holders	467,500	$10.13	148,123
Equity compensation plans not approved by security holders	-	-	-
Total	467,500	$10.13	148,123

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions
For information regarding certain relationships and related transactions, the section captioned “Transactions with Management” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance
For information regarding director independence, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information relating to the principal accountant fees and expenses, the section captioned “Proposal 2 - Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:
™	Report of Independent Registered Public Accounting Firm (Wolf & Company, P.C.)
™	Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)
™	Consolidated Balance Sheets as of December 31, 2006 and 2005
™	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
™	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
™	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
™	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3) Exhibits

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc.

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard (2)

10.2	Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull (2)

10.3	Change in Control Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Michael J. Moran (2)

10.4	Form of Savings Institute Bank and Trust Company Employee Severance Compensation Plan (1)

10.5	Savings Institute Directors Retirement Plan (1)

10.6	Form of Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan

10.7	Savings Institute Group Term Replacement Plan (1)

10.8	Form of Savings Institute Executive Supplemental Retirement Plan - Defined Benefit (1)

10.9	Form of Savings Institute Director Deferred Fee Agreement (1)

10.10	Form of Savings Institute Director Consultation Plan (1)

10.11	Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Sonia M. Dudas (2)

10.12	SI Financial Group, Inc. 2006 Equity Incentive Plan (3)

10.13	Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Laurie L. Gervais

21.0	List of Subsidiaries

23.0	Consent of McGladrey & Pullen, LLP

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
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
March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive	March 28, 2007
Rheo A. Brouillard	Officer (principal executive officer)

/s/ Brian J. Hull	Executive Vice President, Treasurer	March 28, 2007
Brian J. Hull	and Chief Financial Officer (principal accounting and financial officer)

/s/ Henry P. Hinckley	Chairman of the Board	March 28, 2007
Henry P. Hinckley

/s/ Robert C. Cushman, Sr.	Director	March 28, 2007
Robert C. Cushman, Sr.

/s/ Donna M. Evan	Director	March 28, 2007
Donna M. Evan

/s/ Roger Engle	Director	March 28, 2007
Roger Engle

/s/ Robert O. Gillard	Director	March 28, 2007
Robert O. Gillard

/s/ Steven H. Townsend	Director	March 28, 2007
Steven H. Townsend

/s/ Mark D. Alliod	Director	March 28, 2007
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 28, 2007
Michael R. Garvey

SI FINANCIAL GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Certified Public Accountants and Business Consultants

The Board of Directors and Stockholders of
SI Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of SI Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SI Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
March 26, 2007

 99 High Street  ● Boston, Massachusets 02110-2320  ● Phone 617-439-9700  ●  Fax 617-542-0400
1500 Main Street  ● Suite 1908  ●  Springfield, Massachusets  ●  01115   Phone 413-747-9042  ●  Fax 413-739-5149
www.wolfandco.com

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
SI Financial Group, Inc. and Subsidiary
Willimantic, Connecticut

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of SI Financial Group, Inc. and Subsidiary (the “Company”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SI Financial Group, Inc. and Subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/ s/ McGladrey & Pullen, LLP

New Haven, Connecticut
February 18, 2005

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands, Except Share Amounts)

	December 31,
	2006	2005
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,984	$16,317
Interest-bearing	3,824	6,829
Federal funds sold	7,300	2,800
Total cash and cash equivalents	26,108	25,946

Available for sale securities, at fair value	119,508	120,019
Loans held for sale	135	107
Loans receivable (net of allowance for loan losses of $4,365 at December 31, 2006 and $3,671 at December 31, 2005)	574,111	513,775
Accrued interest receivable	3,824	3,299
Federal Home Loan Bank stock, at cost	6,660	5,638
Cash surrender value of bank-owned life insurance	8,116	7,837
Other real estate owned	-	325
Premises and equipment, net	10,512	8,838
Goodwill and other intangibles	741	817
Deferred tax asset, net	3,361	2,804
Other assets	3,961	2,463
Total assets	$757,037	$691,868

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$55,703	$51,996
Interest-bearing	482,973	457,301
Total deposits	538,676	509,297

Mortgagors’ and investors’ escrow accounts	3,246	2,985
Federal Home Loan Bank advances	111,956	87,929
Junior subordinated debt owed to unconsolidated trusts	15,465	7,217
Accrued expenses and other liabilities	5,308	4,397
Total liabilities	674,651	611,825

Commitments and contingencies (notes 6, 11 and 12)

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	-	-
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,421,920 shares outstanding at December 31, 2006 and 12,551,186 shares outstanding at December 31, 2005)	126	126
Additional paid-in capital	51,481	51,155
Unallocated common shares held by ESOP	(4,199)	(4,521)
Unearned restricted shares	(1,679)	(2,176)
Retained earnings	39,254	37,216
Accumulated other comprehensive loss	(1,011)	(1,609)
Treasury stock, at cost (141,830 shares at December 31, 2006 and 12,564 shares at December 31, 2005)	(1,586)	(148)
Total stockholders’ equity	82,386	80,043
Total liabilities and stockholders’ equity	$757,037	$691,868
See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Dollars in Thousands, Except Share Amounts)

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income:
Loans, including fees	$34,857	$28,586	$24,545
Securities:
Taxable interest	5,260	4,744	3,658
Tax-exempt interest	24	21	24
Dividends	410	246	136
Other	226	308	240
Total interest and dividend income	40,777	33,905	28,603

Interest expense:
Deposits	13,127	8,528	6,346
Federal Home Loan Bank advances	4,352	3,108	2,683
Subordinated debt	782	495	371
Total interest expense	18,261	12,131	9,400

Net interest income	22,516	21,774	19,203

Provision for loan losses	881	410	550

Net interest income after provision for loan losses	21,635	21,364	18,653

Noninterest income:
Service fees	4,637	4,262	2,941
Wealth management fees	3,420	1,301	942
Increase in cash surrender value of bank-owned life insurance	279	276	303
Net (loss) gain on sale of securities	(284)	59	(166)
Net gain on sale of loans	104	190	55
Other	102	222	110
Total noninterest income	8,258	6,310	4,185

Noninterest expenses:
Salaries and employee benefits	14,277	12,102	9,835
Occupancy and equipment	4,825	3,830	3,465
Computer and electronic banking services	2,458	1,823	1,678
Outside professional services	967	1,087	815
Marketing and advertising	783	794	513
Supplies	527	449	293
Contribution to SI Financial Group Foundation	-	-	2,513
Other	2,122	2,503	1,919
Total noninterest expenses	25,959	22,588	21,031

Income before income taxes	3,934	5,086	1,807
Income tax provision	1,156	1,689	519
Net income	$2,778	$3,397	$1,288

Net income per common share:
Basic	$0.24	$0.28	N/A
Diluted	$0.23	$0.28	N/A

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (Dollars in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held by	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Dollars	Capital	ESOP	Shares	Earnings	Income (Loss)	Stock	Equity

BALANCE AT DECEMBER 31, 2003	-	$-	$-	$-	$-	$33,582	$517	$-	$34,099
Issuance of common stock for initial public offering, net of expenses of $1.8 million	5,025,500	50	48,430	-	-	-	-	-	48,480
Issuance of common stock to SI Bancorp, MHC	7,286,975	73	(73)	-	-	-	-	-	-
Issuance of common stock to SI Financial Group Foundation including additional tax benefit of $68 due to higher basis for tax purposes	251,275	3	2,578	-	-	-	-	-	2,581
Shares purchased for ESOP	-	-	-	(4,925)	-	-	-	-	(4,925)
Allocation of ESOP shares	-	-	12	81	-	-	-	-	93
Comprehensive income:
Net income	-	-	-	-	-	1,288	-	-	1,288
Net unrealized loss on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(807)	-	(807)
Total comprehensive income									481

BALANCE AT DECEMBER 31, 2004	12,563,750	126	50,947	(4,844)	-	34,870	(290)	-	80,809
Cash dividends declared ($0.12 per share)	-	-	-	-	-	(590)	-	-	(590)
Restricted share grants and purchases	-	-	-	-	(2,487)	(461)	-	-	(2,948)
Equity incentive plan shares earned	-	-	165	-	311	-	-	-	476
Allocation of ESOP shares	-	-	43	323	-	-	-	-	366
Treasury stock purchased (12,564 shares)	-	-	-	-	-	-	-	(148)	(148)
Comprehensive income:
Net income	-	-	-	-	-	3,397	-	-	3,397
Net unrealized loss on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	(1,319)	-	(1,319)
Total comprehensive income									2,078

BALANCE AT DECEMBER 31, 2005	12,563,750	126	51,155	(4,521)	(2,176)	37,216	(1,609)	(148)	80,043
Cash dividends declared ($0.16 per share)	-	-	-	-	-	(740)	-	-	(740)
Equity incentive plan shares earned	-	-	268	-	497	-	-	-	765
Allocation of ESOP shares	-	-	45	322	-	-	-	-	367
Excess tax benefit from share-based stock compensation	-	-	13	-	-	-	-	-	13
Treasury stock purchased (129,266 shares)	-	-	-	-	-	-	-	(1,438)	(1,438)
Comprehensive income:
Net income	-	-	-	-	-	2,778	-	-	2,778
Net unrealized gain on available for sale securities, net of reclassification adjustment and tax effects	-	-	-	-	-	-	598	-	598
Total comprehensive income									3,376

BALANCE AT DECEMBER 31, 2006	12,563,750	$126	$51,481	$(4,199)	$(1,679)	$39,254	$(1,011)	$(1,586)	$82,386

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,778	$3,397	$1,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	881	410	550
Contribution of common stock to SI Financial Group Foundation	-	-	2,513
Employee stock ownership plan expense	367	366	93
Equity incentive plan expense	765	476	-
Excess tax benefit from share-based payment arrangements	(13)	-	-
Amortization (accretion) of investment premiums and discounts, net	(126)	53	111
Amortization of loan premiums and discounts, net	972	246	285
Depreciation and amortization of premises and equipment	1,795	1,359	1,074
Amortization of core deposit intangible	97	97	97
Amortization of deferred debt issuance costs	79	35	35
Amortization of mortgage servicing rights	78	64	24
Net loss (gain) on sales of securities	284	(59)	166
Deferred income tax benefit	(865)	(80)	(959)
Loans originated for sale	(10,963)	(7,760)	(15,694)
Proceeds from sale of loans held for sale	11,039	7,874	15,549
Net gain on sale of loans	(104)	(190)	(55)
Net loss (gain) on the sale of premises and equipment	20	(40)	-
Net loss on sale of other real estate owned	11	-	-
Write-down of other real estate owned	-	25	60
Increase in cash surrender value of bank-owned life insurance	(279)	(276)	(303)
Impairment charge - long-lived assets	-	-	337
Impairment charge - other assets	-	-	51
Change in operating assets and liabilities:
Accrued interest receivable	(525)	(661)	(400)
Other assets	(1,571)	(820)	36
Accrued expenses and other liabilities	877	723	1,123
Net cash provided by operating activities	5,597	5,239	5,981

Cash flows from investing activities:
Purchases of available for sale securities	(31,713)	(26,964)	(90,693)
Proceeds from sale of available for sale securities	12,284	159	22,845
Proceeds from maturities of and principal repayments on available for sale securities	20,688	25,350	23,836
Proceeds from sale of held to maturity securities	-	-	1,253
Proceeds from maturities of and principal repayments on held to maturity securities	-	-	123
Net increase in loans	(62,189)	(94,315)	(61,868)
Purchases of Federal Home Loan Bank stock	(1,022)	(1,325)	(1,455)
Purchase of trust subsidiary	(21)	(680)	-
Proceeds from sale of portfolio loans	-	27,660	-
Proceeds from sale of premises and equipment	244	571	-
Proceeds from sale of other real estate owned	314	-	268
Purchases of premises and equipment	(3,733)	(4,053)	(1,322)
Net cash used in investing activities	(65,148)	(73,597)	(107,013)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded (Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	29,379	51,539	42,668
Net increase in mortgagors’ and investors’ escrow accounts	261	263	501
Proceeds from Federal Home Loan Bank advances	195,513	42,827	36,370
Repayments of Federal Home Loan Bank advances	(171,486)	(27,572)	(20,864)
Proceeds from subordinated debt borrowings	8,248	-	-
Net proceeds from common stock offering	-	-	48,480
Cash dividends paid on common stock	(777)	(432)	-
Purchase of common stock for equity incentive plan	-	(2,948)	-
Excess tax benefit from share-based payment arrangements	13	-	-
Treasury stock purchased	(1,438)	(148)	-
Acquisition of common stock by ESOP	-	-	(4,925)
Net cash provided by financing activities	59,713	63,529	102,230

Net change in cash and cash equivalents	162	(4,829)	1,198

Cash and cash equivalents at beginning of year	25,946	30,775	29,577

Cash and cash equivalents at end of year	$26,108	$25,946	$30,775

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Income Taxes Paid:
Interest paid on deposits and borrowed funds	$17,998	$12,016	$9,367
Income taxes paid, net	1,727	1,752	1,296

Noncash Activities:
Unrealized gains (losses) on securities arising during the year	906	(1,999)	(1,224)
Transfer of loans to other real estate owned	-	350	-
Declared dividends	740	590	-

Asset Purchase:
In conjunction with the asset purchase of SI Trust Servicing in November 2005, the following net assets were acquired for a purchase price of $701,000:

Assets:
Fixed assets	$-	$89	$-
Goodwill	21	622	-
Other assets	-	16	-
Total assets acquired	21	727	-

Liabilities:
Accrued expenses	-	2	-
Transaction costs	-	45	-
Total liabilities assumed	-	47	-

Net assets acquired	$21	$680	$-

See accompanying notes to consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its nineteen offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank and managing the proceeds it received from the stock offering in 2004.

On November 15, 2005, the Company acquired certain assets of two trust service businesses, Private Trust Services and Bank Trust Services (“SI Trust Servicing”), from the former Circle Trust Company headquartered in Darien, Connecticut. SI Trust Servicing, located in Rutland, Vermont, is a third-party provider of trust outsourcing services for other financial institutions. The acquisition was accounted for as an asset purchase transaction with total cash consideration funded through internal sources. The purchase price was allocated to the net assets acquired with the excess purchase price resulting in goodwill.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheet and reported amounts of revenues and expenses for the years presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of long-lived assets and the valuation of deferred tax assets.

Reclassifications
Certain amounts in the Company’s 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income.

Significant Group Concentrations of Credit Risk
Most of the Company’s activities are with customers located within eastern Connecticut. The Company does not have any significant concentrations in any one industry or customer. Refer to Notes 3 and 4, respectively, in the Notes to the Consolidated Financial Statements for details of the Company’s securities and types of lending activities.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

Investment in Debt and Marketable Equity Securities
Management determines the appropriate classification of securities at the date individual securities are acquired, and the appropriateness of such classification is reassessed at each balance sheet date.

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

Federal Home Loan Bank (“FHLB”) stock is recorded at cost.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Loans Receivable
Loans receivable are stated at current unpaid principal balances, net of the allowance for loan losses and deferred loan origination fees and costs. Management has the ability and intent to hold its loans receivable for the foreseeable future or until maturity or pay-off.

A loan is impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impairment is measured on a loan by loan basis for residential and commercial mortgage loans and commercial business loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

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

Management's judgment in determining the adequacy of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a monthly basis by management and is based on the evaluation of the known and inherent risk characteristics and size and composition of the loan portfolio, the assessment of current economic and real estate market conditions, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, historical loan loss experience and evaluations of loans and other relevant factors.

The allowance for loan losses consists of the following key elements:
—
Specific allowance for identified impaired loans. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

—
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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

—	General valuation allowance on the remainder of the loan portfolio covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.
—
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

The Company records a zero value for the loan commitment at inception (at the time the commitment is issued to a borrower (“the time of rate lock”)) and does not recognize the value of the expected normal servicing rights until the underlying loan is sold. Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised and the passage of time. In estimating fair value, the Company assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

The Company had transactions in which the related tax effect was recorded directly to stockholders’ equity instead of operations. Transactions in which the tax effect was recorded directly to stockholders’ equity included the tax effects of unrealized gains and losses on available for sale securities, the tax benefit for the difference between the book and tax basis of the contribution to SI Financial Group Foundation and the excess tax benefit from share-based payment arrangements. At December 31, 2006, the Company had a net deferred tax asset of $521,000 for unrealized losses on available for sale securities and a deferred tax asset of $68,000 related to the difference between the book and tax basis of the SI Financial Group Foundation contribution.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is charged to operations using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the estimated economic lives of the improvements or the expected lease terms. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The estimated useful lives of the assets are as follows:

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

Goodwill and Other Intangibles
Goodwill and other intangibles are evaluated for impairment on an annual basis. The Company records goodwill as the excess purchase price over the fair value of net identifiable assets acquired. The Company follows the guidance provided in the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which prescribes a two-step process to test and measure the impairment of goodwill.

In connection with branch acquisitions that do not represent business combinations, the excess of deposit liabilities assumed from other banks over assets acquired is recorded as a core deposit intangible and amortized over the expected life of the asset.

Other Investment
The Company’s investment in a Small Business Investment Company (“SBIC”) is recorded at cost and is evaluated annually for impairment. Impairment that is considered by management to be other-than-temporary, results in a write-down of the investment which is recognized as a realized loss in earnings. The Company recognized write-downs on this investment of $51,000 during the year ended December 31, 2004. The Company did not recognize write-downs on this investment during the years ended December 31, 2006 and 2005. This investment, with a net book value of $585,000 at December 31, 2006 and 2005 is included in other assets. The SBIC is licensed by the Small Business Administration. It provides mezzanine financing and private equity investments to small companies which may not otherwise qualify for standard bank financing.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Trust Assets
Trust assets held in a fiduciary or agency capacity, other than trust cash on deposit at the Bank, are not included in these consolidated financial statements because they are not assets of the Company. Trust fees are recognized on the accrual basis of accounting.

Related Party Transactions
Directors, officers and affiliates of the Company and the Bank have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who were not directors, officers or affiliates. In the opinion of management, the transactions with related parties did not involve more than normal risk of collectibility, favored treatment or terms or present other unfavorable features. See Note 13 for details regarding related party transactions.

Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the capital section on the balance sheet, such items, along with net income, are components of comprehensive income (loss). See Note 15 for components of other comprehensive income (loss) and related tax effects.

Earnings Per Share
Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 468,000 and 292,000 for the years ended December 31, 2006 and 2005, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Years Ended December 31,
(Dollars in Thousands, Except Share Amounts)	2006	2005	2004

Net income	$2,778	$3,397	$1,288

Weighted-average common shares outstanding:
Basic	11,798,711	12,016,800	N/A
Effect of dilutive stock option and restricted stock awards	44,570	24,516	N/A
Diluted	11,843,281	12,041,316	N/A

Net income per common share:
Basic	$0.24	$0.28	N/A
Diluted	$0.23	$0.28	N/A

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Per common share data is not considered meaningful and, is therefore, not presented for the year ended December 31, 2004, as the Company had no shares outstanding prior to the Company’s initial public offering on September 30, 2004.

Bank-owned Life Insurance
Bank-owned life insurance policies are presented on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in noninterest income on the consolidated statement of income. See Note 11 for additional discussion.

Employee Stock Ownership Plan
The Company accounts for its Employee Stock Ownership Plan (“ESOP”) in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). The value of unearned shares to be allocated to ESOP participants for future services not yet performed is recognized as a reduction to stockholders’ equity in the Company’s balance sheet. Unallocated ESOP shares are not considered outstanding for the purpose of calculating net income per common share. Dividends paid on allocated ESOP shares are charged to retained earnings and dividends paid on unallocated ESOP shares are used to satisfy debt service. The loan to the ESOP is repaid principally from the Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over a period of 15 years. Compensation expense is recognized as ESOP shares are committed to be released.

Equity Incentive Plan
Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”) requires all entities to follow the same accounting standard and recognize the cost of share-based payment transactions in their financial statements. In accordance with SFAS 123R, the Company has recorded share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of each restricted stock allocation, equal to the market price at the date of grant, was recorded to unearned restricted shares. Unearned restricted shares are amortized to salaries and employee benefits expense over the vesting period of the restricted stock awards. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model, which includes several assumptions such as expected volatility, dividends, term and risk-free rate for each stock option award. See Note 11 for additional discussion.

Business Segment Reporting
In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This Statement requires public companies to report (i) certain financial and descriptive information about “reportable operating segments,” as defined, and (ii) certain enterprise-wide financial information about products and services, geographic areas and major customers. An operating segment is a component of a business for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. The Company’s operations are limited to financial services provided within the framework of a community bank, and decisions are generally based on specific market areas and or product offerings. Accordingly, based on the financial information presently evaluated by the Company’s chief operating decision-maker, the Company’s operations are aggregated in one reportable operating segment.

Advertising Costs
Advertising costs are expensed as incurred.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for the servicing of financial assets. This Statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. This Statement also requires additional disclosures for all separately recognized servicing rights and is effective for new transactions occurring and for subsequent measurement at the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The effective date of this Interpretation is for fiscal years beginning after December 15, 2006. This Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement improves financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income for a business entity or changes in unrestricted net assets of a not-for-profit organization. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This Statement does not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impacts of adopting EITF 06-4 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This Bulletin provides interpretive guidance on how the effects of the carry-over or reversal of prior year misstatements should be considered in a quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a quantifying misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. SAB 108 does not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted if the Company makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statements.

NOTE 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain cash reserve balances against its respective transaction accounts and non-personal time deposits. At December 31, 2006 and 2005, the Bank maintained cash and liquid asset reserves of approximately $753,000, and maintained $3.0 million in the Federal Reserve Bank for clearing purposes to satisfy such reserve requirements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 3. SECURITIES

The amortized cost and approximate fair values of securities at December 31, 2006 and 2005 are as follows:

	December 31, 2006
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
U.S. Government and agency obligations	$1,596	$21	$(15)	$1,602
Government-sponsored enterprises	66,190	64	(991)	65,263
Mortgage-backed securities	45,481	109	(775)	44,815
Corporate debt securities	3,917	5	(19)	3,903
Obligations of state and political subdivisions	2,000	24	-	2,024
Tax-exempt securities	420	-	-	420
Foreign government securities	100	-	(1)	99
Total debt securities	119,704	223	(1,801)	118,126

Equity securities:
Marketable equity securities	1,336	46	-	1,382

Total available for sale securities	$121,040	$269	$(1,801)	$119,508

	December 31, 2005
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt securities:
U.S. Government and agency obligations	$4,820	$58	$(65)	$4,813
Government-sponsored enterprises	73,135	-	(1,645)	71,490
Mortgage-backed securities	37,346	28	(836)	36,538
Corporate debt securities	4,537	3	(12)	4,528
Obligations of state and political subdivisions	1,499	47	-	1,546
Tax-exempt securities	490	-	-	490
Foreign government securities	75	-	(1)	74
Total debt securities	121,902	136	(2,559)	119,479

Equity securities:
Marketable equity securities	555	-	(15)	540

Total available for sale securities	$122,457	$136	$(2,574)	$120,019

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

The following tables present information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

December 31, 2006:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency obligations	$-	$-	$981	$15	$981	$15
Government-sponsored enterprises	-	-	53,063	991	53,063	991
Mortgage-backed securities	5,770	26	23,255	749	29,025	775
Corporate debt securities	1,408	2	990	17	2,398	19
Foreign government securities	-	-	24	1	24	1

Total	$7,178	$29	$78,313	$1,772	$85,491	$1,801

December 31, 2005:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency obligations	$-	$-	$3,270	$65	$3,270	$65
Government-sponsored enterprises	23,998	314	47,492	1,331	71,490	1,645
Mortgage-backed securities	6,163	152	22,787	684	28,950	836
Corporate debt securities	1,003	12	-	-	1,003	12
Foreign government securities	-	-	24	1	24	1
Marketable equity securities	85	15	-	-	85	15

Total	$31,249	$493	$73,573	$2,081	$104,822	$2,574

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

At December 31, 2006, 76 debt securities with gross unrealized losses have aggregate depreciation of approximately 2% of the Company’s amortized cost basis. Management believes that none of the unrealized losses on these securities are other-than-temporary because primarily all of the unrealized losses relate to debt and mortgage-backed securities issued by government agencies or government-sponsored enterprises and private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(Dollars in Thousands)	Amortized Cost	Fair Value

Maturity:
Within 1 year	$17,845	$17,789
After 1 but within 5 years	49,439	48,567
After 5 but within 10 years	894	926
After 10 years	6,045	6,029
	74,223	73,311
Mortgage-backed securities	45,481	44,815

Total debt securities	$119,704	$118,126

At December 31, 2006 and 2005, government-sponsored enterprise securities with an amortized cost of $4.0 million and a fair value of $3.9 million were pledged to secure U.S. Treasury tax and loan payments and public deposits.

Proceeds from the sales of available for sale securities during the years ended December 31, 2006, 2005 and 2004 amounted to $12.3 million, $159,000 and $22.8 million, respectively.

The following is a summary of realized gains and losses on the sale of securities for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Gross gains on sales	$98	$59	$689
Gross losses on sales	(382)	-	(855)
Net (loss) gain on sale of securities	$(284)	$59	$(166)

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio
The composition of the Company's loan portfolio at December 31, 2006 and 2005 is as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Real estate loans:
Residential - 1 to 4 family	$309,695	$266,739
Multi-family and commercial	118,600	100,926
Construction	44,647	47,325
Total real estate loans	472,942	414,990

Commercial business loans	75,171	77,552

Consumer loans	29,105	23,856

Total loans	577,218	516,398

Deferred loan origination costs, net of deferred fees	1,258	1,048

Allowance for loan losses	(4,365)	(3,671)

Loans, net	$574,111	$513,775

Impaired and Nonaccrual Loans
The following is a summary of information pertaining to impaired loans, which include all nonaccrual and restructured loans.

	December 31,
(Dollars in Thousands)	2006	2005

Impaired loans without valuation allowance	$6,078	$298
Impaired loans with valuation allowance	64	16
Total impaired loans	$6,142	$314

Valuation allowance related to impaired loans	$14	$9

Nonaccrual loans	$1,392	$240

Total loans past due 90 days or more and still accruing	$-	$-

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Additional information related to impaired loans is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Average recorded investment in impaired loans	$3,189	$663	$1,487

Interest income recognized on impaired loans	$6	$5	$9

Cash interest received on impaired loans	$18	$9	$12

No additional funds are committed to be advanced to those borrowers whose loans are impaired.

Interest income that would have been recorded had nonaccrual loans been performing in accordance with their original terms totaled approximately $110,000, $15,000 and $56,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Allowance for Loan Losses
Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Balance at beginning of year	$3,671	$3,200	$2,688
Provision for loan losses	881	410	550
Loans charged-off	(199)	(29)	(75)
Recoveries of loans previously charged-off	12	90	37

Balance at end of year	$4,365	$3,671	$3,200

Related Party Loans
Reference Note 13 for a discussion of related party transactions, including loans with related parties.

Loans Held for Sale
At December 31, 2006 and 2005, total loans held for sale were $135,000 and $107,000, respectively, consisting of fixed-rate residential mortgage loans.

Mortgage Servicing Rights
The Company services certain loans that it has sold with and without recourse to third parties and other loans for which the Company acquired the servicing rights. Loans serviced for others are not included in the Company’s consolidated balance sheets. The aggregate of loans serviced for others approximated $72.5 million and $71.7 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company was liable under recourse provisions for loans sold by the Company of approximately $59,000 and $66,000, respectively.

At December 31, 2006 and 2005, the balance of capitalized servicing rights included in other assets was $392,000 and $373,000, respectively. The fair value of the capitalized mortgage servicing rights approximated its carrying value for the periods presented. No impairment charges related to servicing rights were recognized during the years ended December 31, 2006, 2005 and 2004.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

A summary of the activity in the balances of capitalized mortgage servicing rights is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Balance at beginning of year	$373	$165	$124
Additions	97	272	65

Amortization	(78)	(64)	(24)

Balance at end of year	$392	$373	$165

NOTE 5. OTHER REAL ESTATE OWNED

Other real estate owned is presented at net realizable value. A summary of expenses applicable to other real estate operations for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Net loss from sales or write-downs of other real estate owned, net	$11	$25	$60
Rental expense (income) of holding other real estate, net	12	55	(49)

Expense from other real estate operations, net	$23	$80	$11

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Land	$145	$198
Buildings	5,455	5,785
Leasehold improvements	5,225	3,666
Furniture and equipment	9,166	7,674
Construction in process	418	546
	20,409	17,869
Accumulated depreciation and amortization	(9,897)	(9,031)

Premises and equipment, net	$10,512	$8,838

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, construction in process primarily relates to design and site costs associated with new branch locations and other incidental branch improvements. At December 31, 2005, construction in process related to construction costs associated with two new branch locations that opened during 2006. Outstanding commitments relative to the construction of new branches in the aggregate totaled approximately $0 and $870,000 at December 31, 2006 and 2005, respectively.

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $1.4 million and $1.1 million, respectively.

Reference Note 12 for a schedule of future minimum rental commitments pursuant to the terms of noncancelable lease agreements in effect at December 31, 2006 relating to premises and equipment.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill
In November 2005, the Bank acquired net assets of SI Trust Servicing, with a fair value of $58,000, for a purchase price of $701,000, resulting in goodwill of $643,000. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for financial reporting purposes but rather evaluated for impairment. No impairment charges relating to goodwill were recognized during the years ended December 31, 2006 and 2005.

Core Deposit Intangible
In 1998, the Bank acquired certain assets and assumed certain deposit liabilities of the Canterbury, Connecticut branch of Chelsea Groton Savings Bank. In consideration of the assumption of approximately $8.1 million of deposit liabilities, the Bank received approximately $7.1 million in cash and other assets. The resulting core deposit premium intangible is being amortized over 10 years using the straight-line method. The net book value of this asset at December 31, 2006 and 2005 is as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Core deposit intangible	$973	$973
Accumulated amortization	(875)	(778)

Core deposit intangible, net	$98	$195

Amortization expense, relating solely to the core deposit intangible, was $97,000 for each of the years ended December 31, 2006, 2005 and 2004. The balance of $98,000 at December 31, 2006 will be amortized during the year ending December 31, 2007.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 8. DEPOSITS

A summary of deposit balances, by type, at December 31, 2006 and 2005 is as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Noninterest-bearing demand deposits	$55,703	$51,996

Interest-bearing accounts:
NOW and money market accounts	126,567	125,156
Savings accounts	77,774	87,894
Certificates of deposit (1)	278,632	244,251
Total interest-bearing accounts	482,973	457,301

Total deposits	$538,676	$509,297
_________
(1)	Includes brokered deposits of $7.1 million and $5.0 million at December 31, 2006 and 2005, respectively.

Certificates of deposit in denominations of $100,000 or more were approximately $74.3 million and $65.0 million at December 31, 2006 and 2005, respectively. With the exception of self-directed retirement accounts which are insured up to $250,000, deposits in excess of $100,000 are not federally insured.

Contractual maturities of certificates of deposit as of December 31, 2006 and 2005 are summarized below.

	December 31,
(Dollars in Thousands)	2006	2005

Within one year	$215,802	$129,869
After one year to two years	32,642	70,342
After two years to three years	19,018	27,295
After three years to four years	9,071	8,003
Over four years	2,099	8,742

Total certificates of deposit	$278,632	$244,251

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

A summary of interest expense by account type for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

NOW and money market accounts	$1,001	$653	$384
Savings accounts (1)	961	854	625
Certificates of deposit (2)	11,165	7,021	5,337

Total	$13,127	$8,528	$6,346
___________
(1)	Includes interest expense on mortgagors’ and investors’ escrow accounts.
(2)	Includes interest expense on brokered deposits.

Related Party Deposits
Reference Note 13 for a discussion of related party transactions, including deposits from related parties.

NOTE 9.  BORROWINGS

Federal Home Loan Bank Advances
The Bank is a member of the Federal Home Loan Bank of Boston. At December 31, 2006 and 2005, the Bank had access to a pre-approved secured line of credit with the FHLB of $6.2 million and the capacity to obtain additional advances up to a certain percentage of the value of its qualified collateral, as defined in the FHLB Statement of Credit Policy. In accordance with an agreement with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2006 and 2005, there were no advances outstanding under the line of credit. Other outstanding advances from the FHLB aggregated $112.0 million and $87.9 million at December 31, 2006 and 2005, respectively, at interest rates ranging from 2.34% to 5.85% and 1.87% to 5.84%, respectively.

FHLB advances are secured by the Company’s investment in FHLB stock, which is based on a percentage of its outstanding residential first mortgage loans. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the FHLB.

Junior Subordinated Debt Owed to Unconsolidated Trusts
SI Capital Trust I (the “Trust ”), a wholly-owned subsidiary of the Company, was formed on March 25, 2002. The Trust has no independent assets or operations, and was formed to issue $7.0 million of trust securities and invest the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Company. The junior subordinated debentures bear interest at six-month LIBOR plus 3.70%. The duration of the trust is 30 years; however, the trust securities are redeemable at par on or after April 22, 2007 and semi-annually thereafter.

On August 31, 2006, the Company formed a new subsidiary, SI Capital Trust II (“Trust II”), and issued $8.0 million of trust preferred securities through a pooled trust preferred securities offering. The Company owns all of the common securities of Trust II, which has no independent assets or operations. SI Capital Trust II was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%. The Company may redeem the trust-preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

The subordinated debt securities are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into a guarantee, which together with its obligations under the subordinated debt securities and the declaration of trust governing Trust and Trust II, including its obligations to pay costs, expenses, debts and liabilities, other than trust securities, provides a full and unconditional guarantee of amounts on the capital securities. If the Company defers interest payments on the junior subordinated debt securities, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The contractual maturities of borrowings, by year, at December 31, 2006 are as follows:

(Dollars in Thousands)	FHLB Advances(1)(2)(3)	Subordinated Debt	Total

2007 (3)	$26,329	$-	$26,329
2008 (2)	24,127	-	24,127
2009	16,500	-	16,500
2010 (2)	19,000	-	19,000
2011 (2)	12,000	-	12,000
Thereafter	14,000	15,465	29,465
Total long-term debt	$111,956	$15,465	$127,421

Weighted-average rate	4.44%	8.01%	4.87%
___________
(1)	Interest rates on the FHLB advances are primarily fixed. A variable rate advance of $2.0 million matures in 2008.
(2)	Includes FHLB advances that are callable in the aggregate of $5.0 million during 2007. These advances are reported based on their scheduled maturity in the summary table presented above.
(3)	Includes amortizing advances requiring monthly principal and interest payments.

NOTE 10. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Current tax provision:
Federal	$2,020	$1,767	$1,477
State	1	2	1
Total current tax provision	2,021	1,769	1,478

Deferred tax benefit:
Federal	(865)	(80)	(959)
Total deferred tax benefit	(865)	(80)	(959)

Total provision for income taxes	$1,156	$1,689	$519

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

A reconciliation of the anticipated income tax provision, based on the statutory tax rate of 34.0%, to the provision for income taxes as reported in the statements of income is as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Provision for income tax at statutory rate	$1,338	$1,729	$614
Increase (decrease) resulting from:
Dividends received deduction	(13)	(6)	(7)
Bank-owned life insurance	(95)	(94)	(103)
Tax-exempt income	(12)	(10)	(6)
Employee benefit plans	70	58	-
Nondeductible expenses	6	6	6
Other	(138)	6	15
Total provision for income taxes	$1,156	$1,689	$519

Effective tax rate	29.4%	33.2%	28.7%
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
(Dollars in Thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$1,517	$1,259
Goodwill and other intangibles	104	112
Unrealized losses on available for sale securities	612	875
Depreciation of premises and equipment	434	47
Investment write-downs	67	67
Charitable contribution carry-forward	408	569
Deferred compensation	646	388
Employee benefit plans	227	162
Capital loss carry-forward	160	160
Other	255	1
Total deferred assets	4,430	3,640

Deferred tax liabilities:
Unrealized gains on available for sale securities	91	46
Deferred loan costs	845	786
Mortgage servicing asset	133	-
Other	-	4
Total deferred liabilities	1,069	836

Deferred tax asset, net	$3,361	$2,804

At December 31, 2006, the charitable contribution carry-forward, primarily related to the contribution of the Company’s common stock to SI Financial Group Foundation, Inc. in 2004, was approximately $1.7 million. The utilization of charitable contributions for any tax year is limited to 10% of taxable income

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

Retained earnings at December 31, 2006 and 2005 includes a contingency reserve for loan losses of approximately $3.7 million, which represents the tax reserve balance existing at December 31, 1987, and is maintained in accordance with provisions of the Internal Revenue Code applicable to mutual savings banks. Amounts transferred to the reserve have been claimed as deductions from taxable income, and, if the reserve is used for purposes other than to absorb losses on loans, a federal income tax liability could be incurred. It is not anticipated that the Company will incur a federal income tax liability relating to this reserve balance, and accordingly, deferred income taxes of approximately $1.3 million at December 31, 2006 and 2005 have not been recognized.

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

NOTE 11. BENEFIT PLANS

Profit Sharing and 401(k) Savings Plan
The Bank’s Profit Sharing and 401(k) Savings Plan (the “Plan”) is a tax-qualified defined contribution plan for the benefit of its eligible employees. The Bank’s profit sharing contribution to the Plan is a discretionary amount authorized by the Board of Directors, based on the financial results of the Bank. An employee’s share of the profit sharing contribution represents the ratio of the employee’s salary to the total salary expense of the Bank. Contributions to the profit sharing plan were approximately $227,000 for the year ended December 31, 2004. There were no profit sharing contributions for the years ended December 31, 2006 and 2005.

The Bank’s Plan also includes a 401(k) feature. Eligible participants may make salary deferral contributions of up to 100% of earnings subject to Internal Revenue Services limitations. The Bank makes matching contributions equal to 50% of the first 6% of the participant’s contributions to the Plan. Participants are immediately vested in the Bank’s matching contributions. Bank contributions were approximately $222,000, $200,000 and $169,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Group Term Replacement Plan
The Bank maintains the Group Term Replacement Plan to provide a death benefit to executives designated by the Compensation Committee of the Board of Directors. The death benefits are funded

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

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

No liability has been recognized on the consolidated balance sheet for such death benefits. In September 2006, the EITF reached a consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” As a result, effective for fiscal years beginning after December 15, 2007, the Company will be required to recognize a liability for future death benefits, and may choose to retroactively apply the accounting change to all periods presented, or to cumulatively adjust the financial statements as of the beginning of the year of adoption. Management is in the process of evaluating the impact of EITF 06-4 on the Company’s consolidated financial statements. See Note 1 - Recent Accounting Pronouncements.

Executive Supplemental Retirement Agreements - Defined Benefit
The Bank maintains unfunded supplemental defined-benefit retirement agreements with its directors and members of senior management. These agreements provide for supplemental retirement benefits to certain executives based upon average annual compensation and years of service. Entitlement of benefits commence upon the earlier of executive’s termination of employment (other than for cause), at or after attaining age 65 or, depending on the executive, on the date when the executive’s years of service and age total 80 or 78. Total expenses incurred under these agreements for the years ended December 31, 2006, 2005 and 2004 were $740,000, $541,000 and $282,000, respectively.

Performance-Based Incentive Plan
The Bank has an incentive plan whereby all management and staff members are eligible to receive a bonus tied to both Company and individual performance. Discretionary contributions to the plan require the approval of the Board of Directors’ Compensation Committee. Total expense recognized was $352,000, $369,000 and $400,000 for the years ended December 31, 2006, 2005 and 2004.

Supplemental Executive Retirement Plan
The Bank maintains the Supplemental Executive Retirement Plan to provide restorative payments to executives, designated by the Board of Directors, who are prevented from receiving the full benefits of the Bank’s Profit Sharing and 401(k) Savings Plan and Employee Stock Ownership Plan. The supplemental executive retirement plan also provides supplemental benefits to participants upon a change in control prior to the complete scheduled repayment of the ESOP loan. For the years ended December 31, 2006 and 2005, the President and Chief Executive Officer was designated by the Board of Directors to participate in the plan. Total expense incurred under this plan was $6,000, $0 and $3,000 for the years ended December 31, 2006, 2005 and 2004.

Employee Stock Ownership Plan
In September 2004, the Bank established an Employee Stock Ownership Plan for the benefit of its eligible employees. The Company provided a loan to the Savings Institute Bank and Trust Company Employee

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Stock Ownership Plan of $4.9 million which was used to purchase 492,499 shares of the Company’s outstanding stock. The loan bears interest equal to 4.75% and provides for annual payments of interest and principal over the 15-year term of the loan.

At December 31, 2006, the remaining principal balance on the ESOP debt is payable as follows:

(Dollars in Thousands)	December 31, 2006

2007	$252
2008	264
2009	277
2010	290
2011	304
Thereafter	3,011

Total	$4,398

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

Shares held by the ESOP include the following at December 31, 2006 and 2005:

	December 31,
(Dollars in Thousands)	2006	2005

Allocated	38,963	7,675
Committed to be Allocated	32,295	32,295
Unallocated	419,840	452,135

Total shares	491,098	492,105

Fair value of unallocated shares	$5,151	$4,951

The Company accounts for these ESOP shares in accordance with Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (“SOP 93-6”). Under SOP 93-6, unearned ESOP shares are not considered outstanding for calculating net income per common share and are presented as unallocated common shares held by ESOP, as a reduction in shareholders’ equity, on the balance sheet. As ESOP shares are committed to be released to participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares. Total compensation expense recognized in connection with the ESOP was approximately $367,000, $366,000 and $93,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Equity Incentive Plan
The 2005 Equity Incentive Plan (the “Incentive Plan”) allows the Company to grant up to 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan. Stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant. All restricted stock awards under the Company’s Incentive Plan were granted in May 2005. At December 31, 2006, a total of 148,123 stock options were available for future grants.

In June 2005, the Board of Directors authorized an independent trustee to purchase up to 1.96%, or 246,249 shares, of the Company’s common stock in the open market to fund the 2005 Equity Incentive Plan. In fiscal 2005, the trustee purchased 246,249 shares at a cost of approximately $2.9 million under this program.

In 2005, the Company adopted the provisions of FASB’s Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” for recognizing the cost of employee services received in share-based payment arrangements. In accordance with SFAS 123R, the Company records share-based compensation expense related to outstanding stock option and restricted stock awards based upon the fair value at the date of grant over the vesting period of such awards on a straight-line basis. The fair value of the restricted stock awards, which is equal to the market price at the date of grant, was recorded as unearned restricted shares.

The Company recorded share-based compensation expense of approximately $765,000 and $476,000 related to the stock option and restricted stock awards for the years ended December 31, 2006 and 2005, respectively.

The fair value of each option is determined at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2006	2005

Expected term (years)	10.0	10.0
Expected dividend yield	1.50%	1.50%
Expected volatility	20.02	17.00
Risk-free interest rate	4.57	4.32
Fair value of options granted	$3.64	$2.89

The expected volatility is based on a combination of the Company’s historical volatility and the volatility of comparable peer institutions due to the limited trading history for the Company. The risk-free interest rates are based on the implied yields of U.S. Treasury zero-coupon issues for periods within the contractual life of the awards in effect at the time of the stock option grants. The expected life is based on the estimated life of the stock options. The dividend yield assumption is based on the Company’s historical and expected dividend pay-outs.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

The following is a summary of activity for the Company’s stock options for the years ended December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding at beginning of year	463,500	$10.10	-	$-
Options granted	10,000	11.39	467,000	10.10
Options forfeited/cancelled	(6,000)	10.10	(3,500)	10.10
Options outstanding at end of year	467,500	$10.13	463,500	$10.10

Options exercisable at end of year	91,500	$10.10	-	$-

The following table summarizes information relating to stock options outstanding and exercisable at December 31, 2006:

Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable
$10.10	457,500	8.38	$10.10	91,500
11.39	10,000	9.15	11.39	-
	467,500	8.40	$10.13	91,500

Bank-Owned Life Insurance
The Company has an investment in, and is the beneficiary of, life insurance policies on the lives of certain officers. The purpose of these life insurance investments is to provide income through the appreciation in cash surrender value of the policies, which is used to offset the costs of various benefit and retirement plans. These policies had aggregate cash surrender values of approximately $8.1 million and $7.8 million at December 31, 2006 and 2005, respectively. Income earned on these life insurance policies aggregated $279,000, $276,000 and $303,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 12. OTHER COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements. The Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Loan Commitments and Letters of Credit
The contractual amounts of commitments to extend credit represent the amounts of potential loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral be

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

determined as worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 were as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Commitments to extend credit:
Future loan commitments (1)	$7,658	$31,192
Undisbursed construction loans	27,010	25,572
Undisbursed home equity lines of credit	21,554	21,481
Undisbursed commercial lines of credit	12,070	10,796
Overdraft protection lines	1,424	1,277
Standby letters of credit	1,178	812

Total	$70,894	$91,130
________
(1)
Includes fixed rate loan commitments of $2.6 million at interest rates ranging from 5.125% to 8.000% and $5.5 million at interest rates ranging from 4.875% to 8.000% at December 31, 2006 and 2005, respectively.

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

Undisbursed commitments under construction, home equity or commercial lines of credit are commitments for future extensions of credit to existing customers. Total undisbursed amounts on lines of credit may expire without being fully drawn upon and therefore, do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support public or private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003, which includes the Company’s commitments to fund loans held for sale. Newly issued or modified guarantees that are not derivative contracts, are required to be recorded on the Company’s consolidated balance sheet at their fair value at the date of inception. There was no liability related to such guarantees at December 31, 2006 and 2005.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Loans Sold with Recourse
At December 31, 2006 and 2005, the outstanding balance of loans sold with recourse was approximately $59,000 and $66,000, respectively. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. The Company determined that losses relating to loans sold with recourse were not probable and therefore, a liability was not recorded on the Company’s balance sheets at December 31, 2006 and 2005.

Operating Lease Commitments
The Company leases certain of its branch offices and equipment under operating lease agreements that expire at various dates through 2027. In addition to rental payments, the branch leases require payments for property taxes in excess of base year taxes.

Future minimum rental commitments pursuant to the terms of noncancelable lease agreements, by year and in the aggregate, at December 31, 2006, are as follows:

(Dollars in Thousands)	December 31, 2006

2007	$1,200
2008	1,280
2009	1,246
2010	1,151
2011	991
Thereafter	10,446

Total	$16,314

Rental expense charged to operations for cancelable and noncancelable operating leases approximated $1.1 million, $842,000 and $589,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Rental Income Under Subleases
The Company subleased excess office space to one tenant under a noncancelable operating lease with a remaining term of one year. Future minimum lease payments receivable for the noncancelable lease at December 31, 2006, is $13,000.

Rental income under noncancelable leases approximated $13,000, $47,000 and $51,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Legal Matters
The Company is involved in various legal proceedings that occur in the normal course of business. Management believes that resolution of these matters will not have a material effect on the Company’s financial condition or results of operations.

Investment Commitments
In 1998, the Bank became a limited partner in a Small Business Investment Corporation and made a commitment to make a capital investment of $1.0 million in the limited partnership. At December 31,

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

2006 and 2005, the Bank’s remaining off-balance sheet commitment for the capital investment was approximately $194,000.

Other
Also, the Bank has entered into agreements with certain customers whereby the Bank, on a nightly basis, transfers to a third party a portion of the customers’ demand deposit account balance above a certain level. The balance of the amounts so transferred of approximately $14.1 million and $17.0 million at December 31, 2006 and 2005, respectively, has been derecognized and is not reflected on the accompanying balance sheets.

NOTE 13. RELATED PARTY TRANSACTIONS

Loans Receivable
In the normal course of business, the Bank grants loans to related parties. Related parties include directors and certain officers of the Company and its subsidiaries and their immediate family members and respective affiliates in which they have a controlling interest. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with customers, and did not involve more than the normal risk of collectibility. At December 31, 2006 and 2005, all related party loans were performing.

Changes in loans outstanding to such related parties during the years ended December 31, 2006 and 2005 are as follows:

	Years Ended December 31,
(Dollars in Thousands)	2006	2005

Balance at beginning of year	$1,743	$1,743
Additions	1,731	1,604
Repayments	(1,575)	(1,604)

Balance at end of year	$1,899	$1,743

Deposits
Deposit accounts of directors, certain officers and other related parties aggregated approximately $1.7 million and $621,000 at December 31, 2006 and 2005, respectively.

Operating Expenses
During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $24,000, $22,000 and $27,000, respectively, for insurance, supplies and advertising, to companies related to directors of the Company.

Other Income
The Company entered into an agreement to sublease real property to a company affiliated with one of the Company’s directors. The sublease agreement terminated in 2005 upon the sale of the property to an unrelated party. For the years ended December 31, 2005 and 2004, the Company received rental income of approximately $15,000 and $6,000, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

SI Bancorp, MHC - Mutual Holding Company Parent
SI Bancorp, MHC owns a majority of the Company’s common stock and, through its Board of Directors, exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in the best interest of all shareholders. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction, a second-step conversion transaction or defeat a shareholder nominee for election to the Board of Directors of the Company. The matters as to which shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited and include any proposal to implement a stock-based incentive plan.

NOTE 14. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). As of December 31, 2006 and 2005, the Bank met the conditions to be classified as “well capitalized” under the regulatory framework for prompt corrective action. As a savings and loan holding company regulated by the Office of Thrift Supervision, the Company is not subject to any separate regulatory capital requirements.

The Bank's actual capital amounts and ratios at December 31, 2006 and 2005 were:

December 31, 2006:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$70,127	15.84%	$35,418	8.00%	$44,272	10.00%
Tier I Risk-based Capital Ratio	65,776	14.86	17,706	4.00	26,558	6.00
Tier I Capital Ratio	65,776	8.97	29,332	4.00	36,664	5.00

December 31, 2005:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$66,274	16.79%	$31,578	8.00%	$39,472	10.00%
Tier I Risk-based Capital Ratio	62,612	15.87	15,781	4.00	23,672	6.00
Tier I Capital Ratio	62,612	9.31	26,901	4.00	33,626	5.00

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

A reconciliation of the Company’s total capital to the Bank’s regulatory capital is as follows:

	December 31,
(Dollars in Thousands)	2006	2005

Total capital per consolidated financial statements	$82,386	$80,043

Holding company equity not available for regulatory capital	(16,767)	(18,097)
Accumulated losses on available for sale securities	898	1,482
Intangible assets	(741)	(816)
Total tier 1 capital	65,776	62,612

Adjustments for total capital:
Allowance for loan losses	4,351	3,662

Total capital per regulatory reporting	$70,127	$66,274

NOTE 15. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, for the years ended December 31, 2006 and 2005 is as follows:

	December 31, 2006
(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding gains on available for sale securities	$622	$(211)	$411
Reclassification adjustment for losses recognized in net income	284	(97)	187
Unrealized holding gains on available for sale securities, net of taxes	$906	$(308)	$598

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2005
(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding losses on available for sale securities	$(1,940)	$660	$(1,280)
Reclassification adjustment for gains recognized in net income	(59)	20	(39)

Unrealized holding losses on available for sale securities, net of taxes	$(1,999)	$680	$(1,319)

	December 31, 2004
(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding losses on available for sale securities	$(1,390)	$473	$(917)
Reclassification adjustment for losses recognized in net income	166	(56)	110

Unrealized holding losses on available for sale securities, net of taxes	$(1,224)	$417	$(807)

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND INTEREST RATE RISK

Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments" (“FAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

—	Cash and cash equivalents. The carrying amounts of these instruments approximate the fair values.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

—
Securities. Fair values, excluding restricted Federal Home Loan Bank stock, are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

—	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

—
Loans receivable. For variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans are estimated by discounting the future cash flows using the year-end rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

—	Accrued interest receivable. The carrying amount of accrued interest approximates fair value.

—
Deposits. The fair value of demand deposits, negotiable orders of withdrawal, regular savings, certain money market deposits and mortgagors’ and investors’ escrow accounts is the amount payable on demand at the reporting date. The fair value of certificates of deposit and other time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities to a schedule of aggregated expected maturities on such deposits.

—
Federal Home Loan Bank advances. The fair value of the advances is estimated using a discounted cash flow calculation that applies current FHLB interest rates for advances of similar maturity to a schedule of maturities of such advances.

—	Junior subordinated debt owed to unconsolidated trust. Based on the floating rate characteristic of these instruments, the carrying value is considered to approximate fair value.

—
Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2006 or 2005. The estimated fair value amounts for 2006 and 2005 have been measured as of their respective year-ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

As of December 31, 2006 and 2005, the recorded carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	2006		2005
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Noninterest-bearing deposits	$14,984	$14,984	$16,317	$16,317
Interest-bearing deposits	3,824	3,824	6,829	6,829
Federal funds sold	7,300	7,300	2,800	2,800
Available for sale securities	119,508	119,508	120,019	120,019
Loans held for sale	135	135	107	107
Loans receivable, net	574,111	566,421	513,775	508,820
Federal Home Loan Bank stock	6,660	6,660	5,638	5,638
Accrued interest receivable	3,824	3,824	3,299	3,299

Financial Liabilities:
Savings deposits	77,774	77,774	87,894	87,894
Demand deposits, negotiable orders of withdrawal and money market accounts	182,270	182,270	177,152	177,152
Certificates of deposit	278,632	280,212	244,251	245,466
Mortgagors’ and investors’ escrow accounts	3,246	3,246	2,985	2,985
Federal Home Loan Bank advances	111,956	109,867	87,929	85,890
Junior subordinated debt owed to unconsolidated trust	15,465	15,465	7,217	7,217

Off-Balance Sheet Instruments
Loan commitments on which the committed interest rate is less than the current market rate are insignificant at December 31, 2006 and 2005.

The Company assumes interest rate risk, which represents the risk that general interest rate levels will change, as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed-rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 17.  RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be declared in a given calendar year is generally limited to the net income of the Bank for that year plus retained net income for the preceding two years.

At December 31, 2006 and 2005, the Bank’s retained earnings available for payment of dividends was $8.3 million and $8.8 million, respectively. Accordingly, $57.3 million and $53.2 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006 and 2005, respectively.

In addition, the Company is further restricted, under its junior subordinated debt obligation, from paying dividends to its shareholders if the Company has deferred interest payments or has otherwise defaulted on its junior subordinated debt obligations.

Under federal regulation, the Bank is also limited to the amount it may loan to the Company, unless such loans are collateralized by specific obligations. Loans or advances to the Company by the Bank are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect there of, would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

At December 31, 2006, SI Bancorp, MHC owned 7.3 million shares of the Company’s common stock, representing 58% of the total number of the Company’s outstanding shares. Upon regulatory approval, SI Bancorp, MHC may seek to waive receipt of future dividends declared by the Company. For the years ended December 31, 2006 and 2005, SI Bancorp, MHC waived receipt of all dividends declared by the Company.

NOTE 18.  COMMON STOCK REPURCHASE PROGRAM

In November 2005, the Board of Directors approved a plan to repurchase up to 5%, or approximately 628,000 shares, of the Company’s common stock through open market purchases or privately negotiated transactions. Stock repurchases under the program are accounted for as treasury stock, carried at cost, and reflected as a reduction in stockholders’ equity. As of December 31, 2006, the Company repurchased 141,830 shares at a cost of approximately $1.6 million under this plan.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 19.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information pertaining only to the parent company, SI Financial Group, Inc., is as follows:

Condensed Balance Sheets	December 31,
(Dollars in Thousands)	2006	2005

Assets:
Cash and cash equivalents	$6,973	$6,660
Available for sale securities	17,748	12,050
Investment in Savings Institute Bank and Trust Company	65,619	61,946
Other assets	8,404	6,743
Total assets	$98,744	$87,399

Liabilities and Stockholders’ Equity:
Liabilities	$16,358	$7,356

Stockholders’ equity	82,386	80,043

Total liabilities and stockholders’ equity	$98,744	$87,399

Condensed Statements of Income	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Interest and dividends on investments	$605	$462	$141
Other income	387	444	139
Total income	992	906	280

Operating expenses (1)	1,188	937	2,957
Loss before income taxes and equity in undistributed income of subsidiary	(196)	(31)	(2,677)

Income tax benefit	166	11	909
	(30)	(20)	(1,768)

Equity in undistributed income of subsidiary	2,808	3,417	3,056

Net income	$2,778	$3,397	$1,288
___________
(1)	Operating expenses for 2004 include a $2.5 million charitable contribution to SI Financial Group Foundation.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

Condensed Statements of Cash Flows	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$2,778	$3,397	$1,288
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(2,808)	(3,417)	(3,056)
Excess tax benefit from share-based payment arrangements	(13)	-	-
Other, net	(60)	(14)	1,562
Cash used in operating activities	(103)	(34)	(206)

Cash flows from investing activities:
Purchase of available for sale securities	(5,763)	(4,847)	(9,503)
Proceeds from maturities of available for sale securities	131	3,000	1,000
Proceeds from sale of available for sale securities	-	111	-
Investment in subsidiary	2	1,080	(32,108)
Cash used in investing activities	(5,630)	(656)	(40,611)

Cash flows from financing activities:
Treasury stock purchased	(1,438)	(148)	-
Cash dividends paid on common stock	(777)	(432)	-
Excess tax benefit from share-based payment arrangements	13	-	-
Proceeds from subordinated debt borrowings	8,248	-	-
Purchase of common stock for equity incentive plan	-	(2,948)	-
Proceeds from common stock offering	-	-	48,480
Cash provided by (used in) financing activities	6,046	(3,528)	48,480

Net change in cash and cash equivalents	313	(4,218)	7,663

Cash and cash equivalents at beginning of year	6,660	10,878	3,215

Cash and cash equivalents at end of year	$6,973	$6,660	$10,878

SUPPLEMENTAL CASH FLOW INFORMATION:
Declared dividends	$740	$590	$-

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 20. QUARTERLY DATA (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31, 2006				Year Ended December 31, 2005
(Dollars in Thousands, Except Share Amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest and dividend income	$10,550	$10,308	$10,389	$9,530	$9,110	$8,711	$8,192	$7,892

Interest expense	5,196	4,796	4,373	3,896	3,509	3,206	2,824	2,592

Net interest and dividend income	5,354	5,512	6,016	5,634	5,601	5,505	5,368	5,300

Provision for loan losses	335	141	120	285	100	75	130	105

Net interest and dividend income after provision for loan losses	5,019	5,371	5,896	5,349	5,501	5,430	5,238	5,195

Noninterest income	2,157	1,972	2,005	2,124	1,929	1,425	1,629	1,327

Noninterest expenses	6,343	6,557	6,779	6,280	6,145	5,638	5,611	5,194

Income before income taxes	833	786	1,122	1,193	1,285	1,217	1,256	1,328

Provision for income taxes	164	229	365	398	447	405	411	426

Net income	$669	$557	$757	$795	$838	$812	$845	$902

Net income per common share:
Basic	$0.06	$0.05	$0.06	$0.07	$0.07	$0.07	$0.07	$0.07
Diluted	$0.06	$0.05	$0.06	$0.07	$0.07	$0.07	$0.07	$0.07
____________
Quarterly data may not add to annual data due to rounding.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2006, 2005 AND 2004

NOTE 21. DEFINITIVE AGREEMENT SIGNED TO BUY MORTGAGE COMPANY

On September 5, 2006, the Company announced that the Bank had signed a definitive agreement to purchase Fairfield Financial Mortgage Group, Inc. (“FFMG”). FFMG has branch offices in Texas, Massachusetts, New Hampshire, New Jersey, New York and Pennsylvania and is also a licensed mortgage banker in South Carolina, Florida, Georgia, Michigan, Rhode Island, Maryland, Delaware and California.