Form 10-Q
period 2007-03-31
SI Financial Group, Inc.
filed 2007-05-09
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

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

As of May 4, 2007, there were 12,421,920 shares of the registrant’s common stock outstanding.

SI FINANCI AL GROUP, INC.

PART I. FINAN CIAL INFORMATION

Item 1. Financial Statements.

SI FINA NCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,176	$14,984
Interest-bearing	6,344	3,824
Federal funds sold	2,500	7,300

Total cash and cash equivalents	22,020	26,108

Available for sale securities, at fair value	121,366	119,508
Loans held for sale	257	135
Loans receivable (net of allowance for loan losses of $4,468 at March 31, 2007 and $4,365 at December 31, 2006)	579,879	574,111
Accrued interest receivable	3,441	3,824
Federal Home Loan Bank stock, at cost	6,660	6,660
Cash surrender value of bank-owned life insurance	8,188	8,116
Premises and equipment, net	10,385	10,512
Goodwill and other intangibles	716	741
Deferred tax asset, net	3,273	3,361
Other assets	3,749	3,961

Total assets	$759,934	$757,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$56,789	$55,703
Interest-bearing	490,777	482,973

Total deposits	547,566	538,676

Mortgagors’ and investors’ escrow accounts	1,753	3,246
Federal Home Loan Bank advances	106,875	111,956
Junior subordinated debt owed to unconsolidated trust	15,465	15,465
Accrued expenses and other liabilities	5,067	5,308

Total liabilities	676,726	674,651

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,421,920 shares outstanding at March 31, 2007 and December 31, 2006)	126	126
Additional paid-in capital	51,571	51,481
Unallocated common shares held by ESOP	(4,118)	(4,199)
Unearned restricted shares	(1,555)	(1,679)
Retained earnings	39,514	39,254
Accumulated other comprehensive loss	(744)	(1,011)
Treasury stock, at cost (141,830 shares at March 31, 2007 and December 31, 2006)	(1,586)	(1,586)

Total stockholders’ equity	83,208	82,386

Total liabilities and stockholders’ equity	$759,934	$757,037

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income:
Loans, including fees	$8,914	$8,185
Securities:
Taxable interest	1,355	1,203
Tax-exempt interest	4	6
Dividends	126	84
Other	75	52

Total interest and dividend income	10,474	9,530

Interest expense:
Deposits	3,694	2,761
Federal Home Loan Bank advances	1,228	992
Subordinated debt	300	143

Total interest expense	5,222	3,896

Net interest income	5,252	5,634

Provision for loan losses	165	285

Net interest income after provision for loan losses	5,087	5,349

Noninterest income:
Service fees	1,126	1,144
Wealth management fees	922	834
Increase in cash surrender value of bank-owned life insurance	72	68
Net gain on sale of securities	321	—
Net gain on sale of loans	31	24
Other	11	54

Total noninterest income	2,483	2,124

Noninterest expenses:
Salaries and employee benefits	3,729	3,583
Occupancy and equipment	1,355	1,160
Computer and electronic banking services	638	627
Outside professional services	364	225
Marketing and advertising	172	153
Supplies and printing	126	124
Other	562	408

Total noninterest expenses	6,946	6,280

Income before income tax provision	624	1,193
Income tax provision	175	398

Net income	$449	$795

Net income per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2005	12,563,750	$126	$51,155	$(4,521)	$(2,176)	$37,216	$(1,609)	$(148)	$80,043

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(176)	—	—	(176)

Equity incentive plan shares earned	—	—	67	—	124	—	—	—	191

Allocation of ESOP shares	—	—	9	80	—	—	—	—	89

Treasury shares purchased (51,600 shares)	—	—	—	—	—	—	—	(586)	(586)

Comprehensive income:
Net income	—	—	—	—	—	795	—	—	795
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(464)	—	(464)

Total comprehensive income									331

Balance at March 31, 2006	12,563,750	$126	$51,231	$(4,441)	$(2,052)	$37,835	$(2,073)	$(734)	$79,892

Balance at December 31, 2006	12,563,750	$126	$51,481	$(4,199)	$(1,679)	$39,254	$(1,011)	$(1,586)	$82,386

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(189)	—	—	(189)

Equity incentive plan shares earned	—	—	68	—	124	—	—	—	192

Allocation of ESOP shares	—	—	22	81	—	—	—	—	103

Comprehensive income:
Net income	—	—	—	—	—	449	—	—	449
Change in net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	267	—	267

Total comprehensive income									716

Balance at March 31, 2007	12,563,750	$126	$51,571	$(4,118)	$(1,555)	$39,514	$(744)	$(1,586)	$83,208

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$449	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165	285
Employee stock ownership plan expense	103	89
Equity incentive plan expense	192	191
Accretion of investment premiums and discounts, net	(51)	(11)
Amortization of loan premiums and discounts, net	189	167
Depreciation and amortization of premises and equipment	528	405
Amortization of core deposit intangible	25	25
Amortization of deferred debt issuance costs	35	9
Amortization of mortgage servicing rights	22	18
Net gain on sale of securities	(321)	—
Deferred income tax benefit	(50)	(49)
Loans originated for sale	(2,637)	(3,182)
Proceeds from sale of loans held for sale	2,546	3,313
Net gain on sale of loans	(31)	(24)
Loss on sale of other real estate owned	—	11
Increase in cash surrender value of bank-owned life insurance	(72)	(69)
Change in operating assets and liabilities:
Accrued interest receivable	383	(82)
Other assets	171	(629)
Accrued expenses and other liabilities	(241)	339

Net cash provided by operating activities	1,405	1,601

Cash flows from investing activities:
Purchases of available for sale securities	(7,766)	(4,231)
Proceeds from sales of available for sale securities	321	—
Proceeds from maturities of and principal repayments on available for sale securities	6,364	2,148
Net increase in loans	(6,122)	(30,016)
Purchases of Federal Home Loan Bank stock	—	(569)
Proceeds from sale of other real estate owned	—	314
Purchases of premises and equipment	(401)	(389)

Net cash used in investing activities	(7,604)	(32,743)

Cash flows from financing activities:
Net increase in deposits	8,890	18,122
Net decrease in mortgagors’ and investors’ escrow accounts	(1,493)	(1,310)
Proceeds from Federal Home Loan Bank advances	12,982	55,542
Repayments of Federal Home Loan Bank advances	(18,063)	(40,674)
Cash dividends paid on common stock	(205)	(158)
Treasury stock purchased	—	(586)

Net cash provided by financing activities	2,111	30,936

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2007	2006
Net change in cash and cash equivalents	(4,088)	(206)
Cash and cash equivalents at beginning of period	26,108	25,946

Cash and cash equivalents at end of period	$22,020	$25,740

Supplemental cash flow information:
Interest paid	$5,049	$3,796
Income taxes paid, net	152	1
Dividends declared	189	176
Transfer of indirect automobile loans relating to repossessed assets to other assets	325	—

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its nineteen offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank, paying the debt service obligations on its trust subsidiaries and managing the proceeds it received from the stock offering in 2004.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2006 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the twelve months ending December 31, 2007.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the impairment of long-lived assets.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impact of adopting EITF 06-4 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is evaluating if it will elect the fair value option for reporting any of its eligible financial assets or liabilities.

Effective January 1, 2007, the Company adopted FASB Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for the servicing of financial assets. In accordance with this Statement, all separately recognized servicing rights must be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements. See Note 10 – Income Taxes for additional information.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 10,000 and 467,167 for the three months ended March 31, 2007 and 2006, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Three Months Ended March 31,
	2007	2006
Net income	$449,000	$795,000

Weighted-average common shares outstanding:
Basic	11,805,171	11,821,981
Effect of dilutive stock option and restricted stock awards	82,320	54,511

Diluted	11,887,491	11,876,492

Net income per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at March 31, 2007 and December 31, 2006 are as follows:

March 31, 2007 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,379	$11	$(24)	$1,366
Government-sponsored enterprises	62,160	74	(748)	61,486
Mortgage-backed securities	50,951	172	(639)	50,484
Corporate debt securities	3,749	12	(12)	3,749
Obligations of state and political subdivisions	2,000	24	—	2,024
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	120,759	293	(1,424)	119,628

Equity securities:
Marketable equity securities	1,734	4	—	1,738

Total available for sale securities	$122,493	$297	$(1,424)	$121,366

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

December 31, 2006 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,596	$21	$(15)	$1,602
Government-sponsored enterprises	66,190	64	(991)	65,263
Mortgage-backed securities	45,481	109	(775)	44,815
Corporate debt securities	3,917	5	(19)	3,903
Obligations of state and political subdivisions	2,000	24	—	2,024
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	119,704	223	(1,801)	118,126

Equity securities:
Marketable equity securities	1,336	46	—	1,382

Total available for sale securities	$121,040	$269	$(1,801)	$119,508

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes, except for certain longer-term residential mortgage loans that are sold in the secondary market. However, the Company sold $2.6 million of fixed-rate residential mortgage loans in the first quarter of 2007. At March 31, 2007 and December 31, 2006, loans held for sale were $257,000 and $135,000, respectively.

At March 31, 2007, the Company’s loan portfolio, net, was $579.9 million, or 76.3% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	March 31, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$312,677	53.62%	$309,695	53.65%
Multi-family and commercial	123,899	21.25	118,600	20.55
Construction	44,477	7.63	44,647	7.73

Total real estate loans	481,053	82.50	472,942	81.93

Consumer loans:
Home equity	18,190	3.12	18,489	3.20
Other	8,936	1.53	10,616	1.84

Total consumer loans	27,126	4.65	29,105	5.04

Commercial business loans	74,922	12.85	75,171	13.03

Total loans	583,101	100.00%	577,218	100.00%

Deferred loan origination costs, net of fees	1,246		1,258
Allowance for loan losses	(4,468)		(4,365)

Loans receivable, net	$579,879		$574,111

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

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

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•

Specific allowances for identified impaired loans. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

•

General valuation allowance on certain identified problem loans, which include classified loans on the Managed Asset Report that do not have an individual allowance. These loans are segregated by loan category and assigned allowance percentages based on the inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

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

The following table summarizes the activity in the allowance for loan losses at and for the three months ended March 31, 2007 and 2006.

(Dollars in Thousands)	At or For the Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$4,365	$3,671
Provision for loan losses	165	285
Loans charged-off	(84)	(5)
Recoveries of loans previously charged-off	22	3

Balance at end of period	$4,468	$3,954

Allowance for loan losses to total loans	0.77%	0.72%
Allowance for loan losses to nonperforming loans	98.59	4,393.33

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

Nonperforming Assets and Restructured Loans. The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2007	December 31, 2006
Nonaccrual loans:
Real estate loans	$4,019	$392
Commercial business loans	311	71
Consumer loans	202	929

Total nonaccrual loans	4,532	1,392

Repossessed assets, net	325	—

Total nonperforming assets	4,857	1,392

Troubled debt restructurings	72	72

Total nonperforming assets and troubled debt restructurings	$4,929	$1,464

Total nonperforming loans to total loans	0.78%	0.24%
Total nonperforming loans to total assets	0.60	0.18
Total nonperforming assets and troubled debt restructurings to total assets	0.65	0.19

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	March 31, 2007	December 31, 2006	Change
Noninterest-bearing demand deposits	$56,789	$55,703	$1,086

Interest-bearing accounts:
NOW and money market accounts	132,206	126,567	5,639
Savings accounts	77,384	77,774	(390)
Certificates of deposit (1)	281,187	278,632	2,555

Total interest-bearing accounts	490,777	482,973	7,804

Total deposits	$547,566	$538,676	$8,890

(1)	Includes brokered deposits of $7.0 million and $7.1 million at March 31, 2007 and December 31, 2006, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 6. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the three months ended March 31, 2007 and 2006 is as follows:

Three Months Ended March 31, 2007 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding gains on available for sale securities	$726	$(247)	$479
Reclassification adjustment for gains recognized in net income	(321)	109	(212)

Unrealized holding gains on available for sale securities, net of taxes	$405	$(138)	$267

Three Months Ended March 31, 2006 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(703)	$239	$(464)
Reclassification adjustment for gains recognized in net income	—	—	—

Unrealized holding losses on available for sale securities, net of taxes	$(703)	$239	$(464)

NOTE 7. EQUITY INCENTIVE PLAN

The 2005 Equity Incentive Plan (the “Incentive Plan”) allows the Company to grant up to 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan. Stock option and restricted stock awards vest at 20% per year beginning on the first anniversary of the date of grant. All restricted stock awards under the Company’s Incentive Plan were granted in May 2005. At March 31, 2007 a total of 148,123 stock options were available for future grants.

In accordance with FASB’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” the Company recognized share-based compensation expense of approximately $192,000 and $191,000 related to the stock option and restricted stock awards for the three months ended March 31, 2007 and 2006, respectively.

Information on stock options outstanding and the total aggregate stock option activity for the period January 1, 2007 through March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2007	467,500	$10.13	$2.91
Granted	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2007	467,500	$10.13	$2.91

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

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

At March 31, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2007 and December 31, 2006.

March 31, 2007 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$70,821	15.84%	$35,768	8.00%	$44,710	10.00%
Tier I Risk-based Capital Ratio	66,412	14.85	17,889	4.00	26,833	6.00
Tier I Capital Ratio	66,412	9.06	29,321	4.00	36,651	5.00

December 31, 2006 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$70,127	15.84%	$35,418	8.00%	$44,272	10.00%
Tier I Risk-based Capital Ratio	65,776	14.86	17,706	4.00	26,558	6.00
Tier I Capital Ratio	65,776	8.97	29,332	4.00	36,664	5.00

NOTE 9. TERMINATION OF AGREEMENT TO BUY MORTGAGE COMPANY

On April 2, 2007, the Company announced that the Bank exercised its right to terminate its agreement to acquire Fairfield Financial Mortgage Group, Inc. because the acquisition was not consummated by March 31, 2007. On September 5, 2006, the Bank had previously announced the signing of the definitive agreement to acquire the Danbury, Connecticut-based mortgage company.

NOTE 10. INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of March 31, 2007.

In accordance with the provisions of FIN 48, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006 AND DECEMBER 31, 2006

The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s Consolidated Statement of Income.

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2003.

NOTE 11. SUBSEQUENT EVENT

On April 22, 2007, SI Capital Trust I, a subsidiary of the Company, redeemed all $7.0 million of its floating rate trust preferred securities. The redemption price for each of the trust preferred securities equaled the $1,000 liquidation amount per security, plus all accrued and unpaid distributions per security to the redemption date. All distributions accruing on the trust preferred securities ceased to accrue effective on the redemption date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at March 31, 2007 and December 31, 2006 and results of operations for the three months ended March, 2007 and 2006 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document, as well as with Management’s Discussion and Analysis included in the Company’s 2006 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in Notes 1 and 4 of the consolidated financial statements in Part I, Item 1 of this document and Items 1, 7 and 8 in the Company’s 2006 Annual Report on Form 10-K.

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loss experience and delinquency trends. The applied loss factors are re-evaluated at least annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. To a lesser extent, the purchase of indirect automobile loans during 2006 increased the allowance for loan losses due to the higher risk of loss associated with this type of consumer lending. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses. Reference Note 4 for a more detailed discussion of the Allowance for Loan Losses.

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

Recent Developments and Initiatives

•

The Savings Institute Bank and Trust Company Employees’ Caring and Giving Program awarded grants to twelve local charitable organizations. The Caring and Giving Program continues to make quarterly grants since its inception in 1998.

•

On March 21, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on April 27, 2007, to stockholders of record at the close of business on April 6, 2007. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

•

On March 21, 2007, Michael R. Garvey was appointed to the Company’s Board of Directors. In his new position, Mr. Garvey serves on the Company’s Nominating and Governance Committee and the Bank’s Loan Committee.

•	On April 2, 2007, the Bank terminated its agreement to purchase a mortgage company based in Danbury, Connecticut.

•	On May 9, 2007, the Company held its annual meeting of stockholders.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets:

Summary. The Company’s total assets increased $2.9 million, or 0.4%, to $759.9 million at March 31, 2007, as compared to $757.0 million at December 31, 2006, primarily due to increases in net loans receivable of $5.8 million and available for sale securities of $1.9 million, offset by a $4.1 million decrease in cash and cash equivalents, $383,000 in accrued interest receivable and $212,000 in other assets. The decrease in cash and cash equivalents resulted as excess funds were used to repay Federal Home Loan Bank advances, fund loans and purchase investment securities. Accrued interest was lower as a result of commercial loan payments and the reversal of interest on nonperforming loans. Other assets decreased due to the write-off of purchase-related transaction costs associated with the termination of the agreement to purchase a Danbury, Connecticut-based mortgage company and the settlement of other receivables. See Note 9 – Termination of Agreement to Buy Mortgage Company.

Loans Receivable, Net. The Company’s net loan portfolio increased 1.0% to $579.9 million. Loan originations declined compared to the same quarter of the prior year, as a result of a slowing in the local housing economy. Loan originations represented primarily loans for the purchase of homes, rather than construction loans or the refinance of existing mortgages due to higher interest rates. For the first quarter of 2007, the Company sold $2.6 million of longer-term fixed-rate residential mortgage loans. The sale of loans is expected to mitigate the Company’s exposure to interest rate risk while improving liquidity. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $3.0 million. Loan originations for residential mortgage loans decreased $6.7 million for the first three months of 2007 compared to the same period in 2006.

•

Commercial Loans. Multi-family and commercial real estate and commercial business loans increased $5.1 million, or 2.6%. Despite the Company’s continued emphasis on the commercial loan market, commercial mortgage loan originations declined $13.6 million for 2007 compared to the same period in 2006.

•	Consumer Loans. Consumer loans decreased $2.0 million during the first quarter of 2007, despite an increase of $435,000 in consumer loan originations compared to the same quarter of 2006.

The allowance for losses totaled $4.5 million, representing 0.77% of total loans, at March 31, 2007, compared to $4.4 million, or 0.76% of total loans, at December 31, 2006. The provision for loan losses decreased $120,000 to $165,000 for the first quarter of 2007. The first quarter of 2006 included an additional provision for loan losses of $150,000 related to the indirect automobile loan portfolio, which was purchased in February of 2006, due to the increased risk of loss associated with this type of consumer lending. At March 31, 2007, nonperforming loans totaled $4.5 million compared to $90,000 at March 31, 2006. The increase was primarily attributable to three commercial mortgage loans totaling $3.5 million, which are fully secured based on the fair values of the respective properties. Net loan charge-offs were $62,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively. Consumer loans related to the indirect automobile portfolio represented all loan charge-offs for the first quarter of 2007.

Investment Activities. At March 31, 2007, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities of $121.4 million, or 16.0% of assets. At December 31, 2006, the Company’s available for sale securities totaled $119.5 million, or 15.8% of assets. The increase in available for sale securities of $1.9 million, or 1.6%, was primarily due to purchases of predominately mortgage-backed securities with longer-term maturities.

Liabilities:

Summary. Total liabilities increased $2.1 million, or 0.3%, from December 31, 2006 to March 31, 2007 primarily as a result of net increases in deposits of $8.9 million, offset by decreases in Federal Home Loan Bank advances of $5.1 million and mortgagors’ and investors’ escrow accounts of $1.5 million.

Deposits. Deposits increased $8.9 million, or 1.7%, to $547.6 million at March 31, 2007. Noninterest-bearing accounts increased $1.1 million related to higher balances in primarily business checking accounts. Interest-bearing deposits increased $7.8 million, or 1.6%, primarily due to increases in NOW and money market accounts and certificates of deposits of $5.6 million and $2.6 million, respectively. The Bank’s new e.SI checking product contributed $6.6 million to the increase in deposits, which was partly offset by decreases in other deposit products. Certificates of deposit increased $2.6 million, or 0.9%, as a result of branch expansion, promotional rates, competitive pricing and marketing efforts to capitalize on the consolidation of financial institutions within the Bank’s market area. Savings accounts decreased $390,000 mainly due to a reduction in passbook savings and money market passbook accounts, in part due to customers transferring their funds into higher-yielding deposit products.

Borrowings. Federal Home Loan Bank advances decreased 4.5% to $106.9 million at March 31, 2007 as a result of net repayments of $5.1 million.

Equity:

Summary. Total stockholders’ equity increased $822,000 to $83.2 million at March 31, 2007. The increase in equity was primarily attributable to earnings of $449,000, a decrease in net unrealized holding losses on available for sale securities aggregating $267,000 (net of taxes) and the amortization of equity awards of $192,000, offset by dividends declared of $189,000.

Net Unrealized Losses on Available for Sale Securities. Unrealized holding losses on available for sale securities, net of taxes, decreased $267,000 to $744,000 for the three months ended March 31, 2007. Unrealized holding losses resulted from a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to government-sponsored enterprises and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

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

(Dollars in Thousands)	At or For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$578,657	$8,914	6.25%	$529,931	$8,185	6.26%
Investment securities (3)	127,345	1,486	4.73	125,861	1,295	4.19
Other interest-earning assets	8,625	75	3.53	9,180	52	2.30

Total interest-earning assets	714,627	10,475	5.94	664,972	9,532	5.82

Noninterest-earning assets	37,598			39,179

Total assets	$752,225			$704,151

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$126,841	321	1.03	$122,702	209	0.69
Savings (4)	78,838	253	1.30	87,650	226	1.05
Certificates of deposit (5)	279,664	3,120	4.52	252,580	2,326	3.73

Total interest-bearing deposits	485,343	3,694	3.09	462,932	2,761	2.42

FHLB advances	110,409	1,228	4.51	97,814	992	4.11
Subordinated debt	15,465	300	7.87	7,217	143	8.04

Total interest-bearing liabilities	611,217	5,222	3.46	567,963	3,896	2.78

Noninterest-bearing liabilities	58,168			56,071

Total liabilities	669,385			624,034

Total stockholders’ equity	82,840			80,117

Total liabilities and stockholders’ equity	$752,225			$704,151

Net interest-earning assets	$103,410			$97,009

Tax equivalent net interest income (3)		5,253			5,636

Tax equivalent interest rate spread (6)			2.48			3.04

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.98			3.44

Average of interest-earning assets to average interest-bearing liabilities			116.92			117.08

Less: Tax equivalent adjustment (3)		(1)			(2)

Net interest income per statements of income		$5,252			$5,634

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

Three Months Ended March 31, 2007 and 2006	Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net
Interest-earnings assets:
Interest and Dividend Income:
Loans (1)(2)	$(151)	$880	$729
Investment securities (3)	176	15	191
Other interest-earning assets	28	(5)	23

Total interest-earning assets	53	890	943

Interest-bearing liabilities:
Interest Expense:
Deposits (4)	720	213	933
Federal Home Loan Bank advances	101	135	236
Subordinated debt	(21)	178	157

Total interest-bearing liabilities	800	526	1,326

Change in net interest income (3)	$(747)	$364	$(383)

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)

Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest and dividend income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of salaries and employee benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $449,000 for the three months ended March 31, 2007, a decrease of $346,000 compared to $795,000 for the three months ended March 31, 2006. The decrease was primarily attributable to an increase in noninterest expenses of $666,000 and a decrease in net interest income of $382,000, offset by an increase of $359,000 in noninterest income and decreases in the provision for income taxes and the provision for loan losses of $223,000 and $120,000, respectively.

For the three months ended March 31, 2007, net interest income declined in response to a higher cost of funds primarily related to interest paid on certificate of deposit accounts and the volume of interest-bearing liabilities, offset by an increase in the average balance of loans. Despite increases in interest income for the three months ended March 31, 2007, the net interest margin decreased 46 basis points from the same period in 2006. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest income.

Interest and Dividend Income. Total interest and dividend income increased $944,000, or 9.9%, for the first quarter of 2007. Average interest-earning assets increased $49.7 million, or 7.5%, to $714.6 million, primarily due to a higher volume of loans and, to a lesser extent, securities, offset by a decrease in federal funds and other interest-earning assets. Average loans increased $48.7 million and the rate earned on loans decreased 1 basis point to 6.25% for the first quarter of 2007 from 6.26% for the same period in 2006. The reversal of interest on loans placed on nonaccrual status during the first quarter of 2007 negatively impacted the average yield on loans. Average securities rose $1.5 million, with an increase in yield from 4.19% to 4.73%.

Interest Expense. Interest expense increased $1.3 million, or 34.0%, to $5.2 million for the first quarter of 2007 compared to $3.9 million for the first quarter of 2006, primarily as a result of the rate paid on certificates of deposit and an increase in the average balance of interest-bearing liabilities. The yield on deposit accounts increased 67 basis points due to market interest rates, promotional rates and competitive pricing. Average deposits rose $22.4 million. The average balance on certificates of deposit increased $27.1 million and the average yield increased 79 basis points. Average Federal Home Loan Bank advances increased $12.6 million and the yield on Federal Home Loan Bank borrowings increased 40 basis points to 4.51%. The average volume of subordinated debt borrowing increased $8.2 million, while the rate paid on these borrowings decreased 17 basis points from 8.04% to 7.87%.

Provision for Loan Losses. The Company’s provision for loan losses decreased $120,000 to $165,000 for the first quarter of 2007. The first quarter of 2006 included an additional provision for loan losses of $150,000 related to the indirect automobile loan portfolio, which was purchased in February of 2006, due to the increased risk of loss associated with this type of consumer lending. Excluding the aforementioned provision for expected loan losses associated with the indirect automobile loan portfolio, the provision for loan losses for the first quarter of 2007 was higher as a result of growth in the loan portfolio particularly commercial mortgage loans, which carry a higher risk of default than one- to four-family mortgage loans. The Company continues to monitor the impact that rising interest rates will have on variable-rate borrowers’ ability to repay higher monthly interest payments.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Service fees	$1,126	$1,144	$(18)	(1.6)%
Wealth management fees	922	834	88	10.6
Increase in cash surrender value of bank-owned life insurance	72	68	4	5.9
Net gain on sale of securities	321	—	321	—
Net gain on sale of loans	31	24	7	29.2
Other	11	54	(43)	(79.6)

Total noninterest income	$2,483	$2,124	$359	16.9%

The increase in noninterest income principally resulted from the gain of $321,000 from the sale of marketable equity securities during the first quarter of 2007, in part to utilize expiring federal income tax capital loss carry-forwards. Wealth management fees increased primarily resulting from growth in the market value of assets under administration. Trust operations in Vermont continue to experience asset growth from new and existing customers. Other noninterest income was higher during the first quarter of 2006 as a result of recording an adjustment of $39,000, which represented the change in equity of an investment held by the Bank.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$3,729	$3,583	$146	4.1%
Occupancy and equipment	1,355	1,160	195	16.8
Computer and electronic banking services	638	627	11	1.8
Outside professional services	364	225	139	61.8
Marketing and advertising	172	153	19	12.4
Supplies and printing	126	124	2	1.6
Other	562	408	154	37.8

Total noninterest expenses	$6,946	$6,280	$666	10.6%

Noninterest expenses increased for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to increased operating costs associated with the opening of two branch offices during 2006. Occupancy and equipment, compensation costs, other noninterest expenses and outside professional services contributed the largest increases to noninterest expenses. The impact of new offices resulted in higher occupancy and equipment expense primarily due to additional operating lease payments, depreciation expense and other occupancy-related expenses. Compensation costs were higher in 2007 due to increased staffing levels associated with the new offices. Other noninterest expenses were lower in 2006 compared to 2007 as a result of a change in estimate for lower than anticipated losses on uncollectible items related to the implementation of the Bank’s remote branch capture system at the end of 2005. Outside professional services expense was higher in 2007 due to the termination of the agreement to purchase a mortgage company, which was announced earlier this month, resulting in a charge to operations for purchase-related transaction costs associated with the termination, offset by a reduction in other legal and auditing expenditures.

Income Tax Provision. For the three months ended March 31, 2007, the Company’s income tax expense decreased $223,000 as a result of lower taxable income. The effective tax rate for the three months ended March 31, 2007 and 2006 was 28.0% and 33.4%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and Federal Home Loan Bank and subordinated debt borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $22.0 million, which included interest-bearing deposits and federal funds sold of $8.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $121.4 million at March 31, 2007. In addition, at March 31, 2007, the Company had the ability to borrow $231.3 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $106.9 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2007, the Company originated $28.1 million of loans and purchased $7.8 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2006, the Company originated $168.7 million of loans and purchased $31.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has historically been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $7.4 million, $29.6 million and $51.8 million for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively. Certificates of deposit due within one year of March 31, 2007 totaled $218.7 million, or 39.9%, of total deposits. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, based on past experience, that a significant portion of the certificates of deposit maturing within one year will remain with the Company. The Company experienced a net decrease of $5.1 million in Federal Home Loan Bank advances for the three months ended March 31, 2007 as excess funds were used to pay down borrowings. The Company had net increases of $24.0 million and $15.3 million in Federal Home Loan Bank advances for the years ended December 31, 2006 and 2005, respectively. The Company did not repurchase shares of its common stock during the three months ended March 31, 2007.

Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2006 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2006. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2006 and March 31, 2007.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2007 and December 31, 2006 are as follows:

(Dollars in Thousands)	March 31, 2007	December 31, 2006
Commitments to extend credit: (1)
Future loan commitments (2)	$13,445	$7,658
Undisbursed construction loans	22,018	27,010
Undisbursed home equity lines of credit	21,920	21,554
Undisbursed commercial lines of credit	11,080	12,070
Overdraft protection lines	1,438	1,424
Standby letters of credit (3)	1,322	1,178

Total commitments	$71,223	$70,894

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)

Includes fixed-rate loan commitments of $3.6 million at interest rates ranging from 5.25% to 7.50% and $2.6 million at interest rates ranging from 5.125% to 8.000% at March 31, 2007 and December 31, 2006, respectively.

(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

There were no material commitments for the construction of new branch facilities at March 31, 2007 and December 31, 2006.

For the three months ended March 31, 2007, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk

The primary market risk factor affecting the financial condition and operating results of the Company is interest rate risk. Interest rate risk is the exposure of current and future earnings and capital arising from movements in interest rates. This risk is managed by periodic evaluation of the interest rate risk inherent in interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may decrease earnings while decreases in interest rates may increase earnings. To reduce the potential volatility of earnings, the Company has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Company originates adjustable-rate mortgage loans for retention in its loan portfolio. However, the ability to originate adjustable-rate loans depends, to a great extent, on market interest rates and borrowers’ preferences. As an alternative to adjustable-rate mortgage loans, the Company offers fixed-rate mortgage loans with maturities of fifteen years. This product enables the Company to compete in the fixed-rate mortgage market while maintaining a shorter maturity. Fixed-rate mortgage loans typically have an adverse effect on interest rate sensitivity compared to adjustable-rate loans. Accordingly, the Company has sold longer-term fixed-rate mortgage loans in the secondary market in an effort to manage interest rate risk. In recent years, the Company also has used investment securities with terms of three years or less, longer-term borrowings from the Federal Home Loan Bank and brokered deposits to help manage interest rate risk. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

The Company has an Asset/Liability Committee to communicate, coordinate and control all aspects involving asset and liability management. The Committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at March 31, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 12% in a flat interest rate environment, between 6% and 9% in an increasing interest rate environment and between 18% and 40% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 15% in a flat interest rate environment, between 5% and 15% in a rising rate environment and between 6% and 30% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at March 31, 2007 and December 31, 2006. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of March 31, 2007 and December 31, 2006, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods are as follows:

March 31, 2007:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(6.70)%	(9.27)%
100 basis point increase in rates	(2.49)	(3.32)
200 basis point decrease in rates	0.34	(2.63)

December 31, 2006:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(4.88)%	(9.69)%
100 basis point increase in rates	(1.98)	(3.67)
200 basis point decrease in rates	0.50	(0.87)

As of March 31, 2007, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points and if interest rates decreased 200 basis points over the twenty-four-month period. Using net interest income for the quarter ended March 31, 2007, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $139,000, assuming a 34% income tax rate.

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

For the twelve-month period, the effect on net interest income has declined in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points and a 200 basis point decrease in rates over the twenty-four-month period at March 31, 2007 compared to December 31, 2006. Net interest income has improved as rates decrease 200 basis points for the twelve-month period, but net interest income declined for the twenty-four-month period. As a result, the Company’s strategy is to better position the balance sheet for the anticipated economic slowdown by shortening the maturities on borrowings and certificates of deposit, while lengthening the durations of investment securities.

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

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INF ORMATION

Item 1. Legal Proceedi ngs.

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

Item 1 A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the first quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	—	$—	—	486,170
February 1, 2007 through February 28, 2007	—	—	—	486,170
March 1, 2007 through March 31, 2007	—	—	—	486,170

Total	—	$—	—

(1)

On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

Item 3. Defaults Up on Senior Securities.

None.

Item 4. Submissi on of Matters to a Vote of Security Holders.

None.

Item 5. Other Inf ormation.

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 8.01. Other Events.”

On April 22, 2007, SI Capital Trust I, a subsidiary of the Company, redeemed all $7.0 million of its floating rate trust preferred securities. The redemption price for each of the trust preferred securities equaled the $1,000 liquidation amount per security, plus all accrued and unpaid distributions per security to the redemption date. All distributions accruing on the trust preferred securities ceased to accrue effective on the redemption date.

Item 6. Exhib its.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on Form 10-K filed on March 29, 2007.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: May 9, 2007	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2007	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer (principal financial and accounting officer)