Form 10-Q
period 2007-06-30
SI Financial Group, Inc.
filed 2007-08-14
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 3, 2007, there were 12,330,100 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	June 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks:
Noninterest-bearing	$17,140	$14,984
Interest-bearing	2,771	3,824
Federal funds sold	8,000	7,300

Total cash and cash equivalents	27,911	26,108

Available for sale securities, at fair value	120,740	119,508
Loans held for sale	774	135
Loans receivable (net of allowance for loan losses of $4,413 at June 30, 2007 and $4,365 at December 31, 2006)	574,214	574,111
Accrued interest receivable	3,540	3,824
Federal Home Loan Bank stock, at cost	6,660	6,660
Cash surrender value of bank-owned life insurance	8,260	8,116
Other real estate owned	953	—
Premises and equipment, net	10,734	10,512
Goodwill and other intangibles	692	741
Deferred tax asset, net	3,428	3,361
Other assets	2,998	3,961

Total assets	$760,904	$757,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$59,918	$55,703
Interest-bearing	492,725	482,973

Total deposits	552,643	538,676

Mortgagors’ and investors’ escrow accounts	3,262	3,246
Federal Home Loan Bank advances	108,793	111,956
Junior subordinated debt owed to unconsolidated trust	8,248	15,465
Accrued expenses and other liabilities	4,950	5,308

Total liabilities	677,896	674,651

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,405,100 and 12,421,920 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	126	126
Additional paid-in capital	51,693	51,481
Unallocated common shares held by ESOP	(4,037)	(4,199)
Unearned restricted shares	(1,430)	(1,679)
Retained earnings	39,703	39,254
Accumulated other comprehensive loss	(1,254)	(1,011)
Treasury stock, at cost (158,650 shares at June 30, 2007 and 141,830 shares at December 31, 2006)	(1,793)	(1,586)

Total stockholders’ equity	83,008	82,386

Total liabilities and stockholders’ equity	$760,904	$757,037

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$9,136	$8,882	$18,050	$17,067
Securities:
Taxable interest	1,366	1,336	2,721	2,539
Tax-exempt interest	4	7	8	13
Dividends	131	101	257	185
Other	87	63	162	115

Total interest and dividend income	10,724	10,389	21,198	19,919

Interest expense:
Deposits	3,931	3,195	7,625	5,956
Federal Home Loan Bank advances	1,240	1,023	2,468	2,015
Subordinated debt	180	155	480	298

Total interest expense	5,351	4,373	10,573	8,269

Net interest income	5,373	6,016	10,625	11,650

Provision for loan losses	55	120	220	405

Net interest income after provision for loan losses	5,318	5,896	10,405	11,245

Noninterest income:
Service fees	1,156	1,180	2,282	2,324
Wealth management fees	970	836	1,892	1,670
Increase in cash surrender value of bank-owned life insurance	72	69	144	137
Net gain (loss) on sale of securities	—	(112)	321	(112)
Net gain on sale of loans	34	11	65	35
Other	21	21	32	75

Total noninterest income	2,253	2,005	4,736	4,129

Noninterest expenses:
Salaries and employee benefits	3,787	3,704	7,516	7,287
Occupancy and equipment	1,311	1,202	2,666	2,362
Computer and electronic banking services	631	632	1,269	1,259
Outside professional services	228	311	592	536
Marketing and advertising	237	204	409	357
Supplies and printing	150	140	276	264
Other	701	586	1,263	994

Total noninterest expenses	7,045	6,779	13,991	13,059

Income before income tax provision	526	1,122	1,150	2,315
Income tax provision	149	365	324	763

Net income	$377	$757	$826	$1,552

Net income per common share:
Basic	$0.03	$0.06	$0.07	$0.13
Diluted	$0.03	$0.06	$0.07	$0.13

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Dollars	Capital	by ESOP	Shares	Earnings	Loss	Stock	Equity
Balance at December 31, 2006	12,563,750	$126	$51,481	$(4,199)	$(1,679)	$39,254	$(1,011)	$(1,586)	$82,386

Cash dividends declared ($0.08 per share)	—	—	—	—	—	(377)	—	—	(377)

Equity incentive plan shares earned	—	—	136	—	249	—	—	—	385

Allocation of ESOP shares	—	—	40	162	—	—	—	—	202

Vesting of restricted stock	—	—	36	—	—	—	—	—	36

Treasury shares purchased (16,820 shares)	—	—	—	—	—	—	—	(207)	(207)

Comprehensive income:
Net income	—	—	—	—	—	826	—	—	826
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(243)	—	(243)

Total comprehensive income									583

Balance at June 30, 2007	12,563,750	$126	$51,693	$(4,037)	$(1,430)	$39,703	$(1,254)	$(1,793)	$83,008

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$826	$1,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	405
Employee stock ownership plan expense	202	178
Equity incentive plan expense	385	382
Excess tax benefit from share-based payment arrangements	(36)	(13)
Accretion of investment premiums and discounts, net	(124)	(44)
Amortization of loan premiums and discounts, net	294	420
Depreciation and amortization of premises and equipment	1,058	827
Amortization of core deposit intangible	49	49
Amortization of deferred debt issuance costs	35	18
Amortization of mortgage servicing rights	45	37
Net (gain) loss on sale of securities	(321)	112
Deferred income tax benefit	58	61
Loans originated for sale	(6,290)	(4,582)
Proceeds from sale of loans held for sale	5,716	4,724
Net gain on sale of loans	(65)	(35)
Net loss on sale of bank premises and equipment	—	20
Loss on sale of other real estate owned	—	11
Increase in cash surrender value of bank-owned life insurance	(144)	(137)
Change in operating assets and liabilities:
Accrued interest receivable	284	(372)
Other assets	916	(590)
Accrued expenses and other liabilities	(322)	202

Net cash provided by operating activities	2,786	3,225

Cash flows from investing activities:
Purchases of available for sale securities	(15,718)	(17,647)
Proceeds from sales of available for sale securities	321	3,872
Proceeds from maturities of and principal repayments on available for sale securities	14,242	6,438
Net increase in loans	(1,570)	(39,414)
Purchases of Federal Home Loan Bank stock	—	(569)
Proceeds from sale of other real estate owned	—	314
Proceeds from sale of bank premises and equipment	—	242
Purchases of premises and equipment	(1,280)	(1,420)

Net cash used in investing activities	(4,005)	(48,184)

Cash flows from financing activities:
Net increase in deposits	13,967	33,135
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	16	(191)
Proceeds from Federal Home Loan Bank advances	24,198	77,075
Repayments of Federal Home Loan Bank advances	(27,361)	(70,339)
Repayments of other borrowings	(7,217)	—
Cash dividends paid on common stock	(410)	(366)
Excess tax benefit from share-based payment arrangements	36	13
Treasury stock purchased	(207)	(1,438)

Net cash provided by financing activities	3,022	37,889

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2007	2006
Net change in cash and cash equivalents	1,803	(7,070)
Cash and cash equivalents at beginning of period	26,108	25,946

Cash and cash equivalents at end of period	$27,911	$18,876

Supplemental cash flow information:
Interest paid	$10,724	$8,241
Income taxes paid, net	777	551
Transfer of loans to other real estate owned	953	—
Dividends declared	377	363

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its nineteen offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank, paying the debt service obligations on its trust subsidiary and managing the proceeds it received from the stock offering in 2004.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2006 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the twelve months ending December 31, 2007.

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

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

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

In June 2007, the FASB ratified the EITF consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). This issue addresses questions concerning the accounting for income tax benefits related to the payment of dividends on nonvested equity awards. This EITF states that the realized income tax benefit from dividends or dividend equivalents paid to employees should be recorded as an increase in additional paid-in capital and included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to dividends declared in fiscal years beginning after September 15, 2007. The application of EITF 06-11 will not have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 17,753 and 13,898 for the three and six months ended June 30, 2007, respectively, and 469,450 and 468,314 for the three and six months ended June 30, 2006, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. Unvested restricted shares are only included in dilutive net income per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Amounts)	2007	2006	2007	2006
Net income	$377	$757	$826	$1,552

Weighted-average common shares outstanding:
Basic	11,830,072	11,787,126	11,817,690	11,804,457
Effect of dilutive stock option and restricted stock awards	56,101	38,713	69,241	46,544

Diluted	11,886,173	11,825,839	11,886,931	11,851,001

Net income per common share:
Basic	$0.03	$0.06	$0.07	$0.13
Diluted	$0.03	$0.06	$0.07	$0.13

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at June 30, 2007 and December 31, 2006 are as follows:

June 30, 2007 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,350	$12	$(22)	$1,340
Government-sponsored enterprises	58,841	11	(854)	57,998
Mortgage-backed securities	54,538	12	(1,078)	53,472
Corporate debt securities	3,657	3	(10)	3,650
Obligations of state and political subdivisions	2,000	17	—	2,017
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	120,906	55	(1,965)	118,996

Equity securities:
Marketable equity securities	1,734	10	—	1,744

Total available for sale securities	$122,640	$65	$(1,965)	$120,740

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

December 31, 2006 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,596	$21	$(15)	$1,602
Government-sponsored enterprises	66,190	64	(991)	65,263
Mortgage-backed securities	45,481	109	(775)	44,815
Corporate debt securities	3,917	5	(19)	3,903
Obligations of state and political subdivisions	2,000	24	—	2,024
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	119,704	223	(1,801)	118,126

Equity securities:
Marketable equity securities	1,336	46	—	1,382

Total available for sale securities	$121,040	$269	$(1,801)	$119,508

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio. The Company’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a lesser extent, the Company’s loan portfolio includes construction and consumer loans. The Company historically and currently originates loans primarily for investment purposes, except for certain longer-term residential mortgage loans that are sold in the secondary market. The Company sold $5.7 million of fixed-rate residential mortgage loans in the first half of 2007. At June 30, 2007 and December 31, 2006, loans held for sale were $774,000 and $135,000, respectively.

At June 30, 2007, the Company’s loan portfolio, net, was $574.2 million, or 75.5% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	June 30, 2007		December 31, 2006
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$319,476	55.33%	$309,695	53.65%
Multi-family and commercial	120,114	20.80	118,600	20.55
Construction	45,075	7.81	44,647	7.73

Total real estate loans	484,665	83.94	472,942	81.93

Consumer loans:
Home equity	17,582	3.05	18,489	3.20
Other	3,411	0.59	10,616	1.84

Total consumer loans	20,993	3.64	29,105	5.04

Commercial business loans	71,728	12.42	75,171	13.03

Total loans	577,386	100.00%	577,218	100.00%

Deferred loan origination costs, net of fees	1,241		1,258
Allowance for loan losses	(4,413)		(4,365)

Loans receivable, net	$574,214		$574,111

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

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

The following table summarizes the activity in the allowance for loan losses at and for the three and six months ended June 30, 2007 and 2006.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Balance at beginning of period	$4,468	$3,954	$4,365	$3,671

Provision for loan losses	55	120	220	405
Loans charged-off	(210)	—	(294)	(5)
Recoveries of loans previously charged-off	100	1	122	4

Balance at end of period	$4,413	$4,075	$4,413	$4,075

Allowance for loan losses to total loans			0.76%	0.73%
Allowance for loan losses to nonperforming loans			134.58	1,997.55

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

Nonperforming Assets and Restructured Loans. The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	June 30, 2007	December 31, 2006
Nonaccrual loans:
Real estate loans	$2,951	$392
Commercial business loans	310	71
Consumer loans	18	929

Total nonaccrual loans	3,279	1,392

Real estate owned, net	953	—

Total nonperforming assets	4,232	1,392

Troubled debt restructurings	72	72

Total nonperforming assets and troubled debt restructurings	$4,304	$1,464

Total nonperforming loans to total loans	0.57%	0.24%
Total nonperforming loans to total assets	0.43	0.18
Total nonperforming assets and troubled debt restructurings to total assets	0.57	0.19

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	June 30, 2007	December 31, 2006	Change
Noninterest-bearing demand deposits	$59,918	$55,703	$4,215

Interest-bearing accounts:
NOW and money market accounts	132,578	126,567	6,011
Savings accounts	77,866	77,774	92
Certificates of deposit (1)	282,281	278,632	3,649

Total interest-bearing accounts	492,725	482,973	9,752

Total deposits	$552,643	$538,676	$13,967

(1)	Includes brokered deposits of $7.1 million at June 30, 2007 and December 31, 2006.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the six months ended June 30, 2007 and 2006 is as follows:

Six Months Ended June 30, 2007 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(47)	$16	$(31)
Reclassification adjustment for gains recognized in net income	(321)	109	(212)

Unrealized holding losses on available for sale securities, net of taxes	$(368)	$125	$(243)

Six Months Ended June 30, 2006 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(1,119)	$381	$(738)
Reclassification adjustment for losses recognized in net income	112	(39)	73

Unrealized holding losses on available for sale securities, net of taxes	$(1,007)	$342	$(665)

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

On June 14, 2007, the Company awarded 41,500 options to purchase the Company’s common stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. At June 30, 2007, a total of 106,623 stock options were available for future grants.

The weighted-average fair value of stock options granted on June 14, 2007, using the Black-Scholes option pricing model, was $3.84 per share. Assumptions used to determine the weighted-average fair value of the June 14, 2007 stock option grant were as follows:

Expected dividend yield	1.50%
Expected volatility	19.24
Risk-free interest rate:	4.38
Expected term (in years)	10.00

The expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based on the implied yields of U.S. Treasury zero-coupon issues for periods within the contractual life of the awards in effect at the time of the stock option grants. The expected term is based on the estimated life of the stock options. The dividend yield assumption is based on the Company’s historical and expected dividend pay-outs.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

In accordance with FASB’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” the Company recognized share-based compensation expense related to the stock option and restricted stock awards for the three and six months ended June 30, 2007 of $193,000 and $385,000, respectively, and $191,000 and $382,000 for the three and six months ended June 30, 2006, respectively.

The following is a summary of activity for the Company’s stock options for the six months ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Options outstanding at beginning of period	467,500	$10.13	$2.91
Options granted	41,500	12.51	3.84
Options forfeited/cancelled	—	—	—

Options outstanding at end of period	509,000	$10.32	$2.98

Options exercisable at end of period	185,000	$10.11	$2.90

The following table summarizes information relating to stock options outstanding and exercisable at June 30, 2007:

Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable
$10.10	457,500	7.38	$10.10	183,000
11.39	10,000	8.15	11.39	2,000
12.51	41,500	9.46	12.51	—

	509,000	7.57	$10.32	185,000

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

At June 30, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2007 and December 31, 2006.

June 30, 2007	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$70,724	15.91%	$35,562	8.00%	$44,453	10.00%
Tier I Risk-based Capital Ratio	66,971	15.06	17,788	4.00	26,682	6.00
Tier I Capital Ratio	66,971	9.01	29,732	4.00	37,165	5.00

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006 AND DECEMBER 31, 2006

December 31, 2006	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$70,127	15.84%	$35,418	8.00%	$44,272	10.00%
Tier I Risk-based Capital Ratio	65,776	14.86	17,706	4.00	26,558	6.00
Tier I Capital Ratio	65,776	8.97	29,332	4.00	36,664	5.00

NOTE 9. REDEMPTION OF TRUST PREFERRED SECURITIES

On April 22, 2007, SI Capital Trust I, a subsidiary of the Company, redeemed all $7.2 million of its floating rate trust preferred securities. The redemption price for each of the trust preferred securities equaled the $1,000 liquidation amount per security, plus all accrued and unpaid distributions per security to the redemption date. All distributions accruing on the trust preferred securities ceased to accrue effective on the redemption date.

NOTE 10. INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of June 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at June 30, 2007 and December 31, 2006 and results of operations for the three and six months ended June 30, 2007 and 2006 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document, as well as with Management’s Discussion and Analysis included in the Company’s 2006 Annual Report on Form 10-K.

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

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loss experience and delinquency trends. The applied loss factors are re-evaluated at least annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. To a lesser extent, the purchase of indirect automobile loans during 2006 increased the allowance for loan losses due to the higher risk of loss associated with this type of consumer lending. The indirect automobile loan portfolio was subsequently sold in June 2007, which resulted in a decrease in the allowance for loan losses. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses. Reference Note 4 for a more detailed discussion of the Allowance for Loan Losses.

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

Impact of New Accounting Standards

Refer to Note 1 to the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•	On April 2, 2007, the Bank terminated its agreement to purchase a mortgage company based in Danbury, Connecticut.

•	On April 22, 2007, the Company redeemed $7.2 million of debentures with a portion of the proceeds from the $8.0 million trust preferred securities offering in September 2006.

•

The Company’s Annual Meeting of Stockholders was held on May 9, 2007. Shareholders voted to re-elect two directors to a three-year term, elect one director to a one-year term and ratified the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the year ended December 31, 2007. See Item 4. Submission of Matters to a Vote of Security Holders for additional details.

•

On June 20, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on July 27, 2007, to stockholders of record at the close of business on July 6, 2007. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

•	On June 25, 2007, the Company sold its $5.2 million indirect automobile loan portfolio.

•	The Company repurchased 16,820 shares of common stock at an average cost of $12.30 per share during the three months ended June 30, 2007.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets:

Summary. The Company’s total assets increased $3.9 million, or 0.5%, to $760.9 million at June 30, 2007, as compared to $757.0 million at December 31, 2006, primarily due to increases in cash and cash equivalents of $1.8 million and available for sale securities of $1.2 million, other real estate owned of $953,000 and loans held for sale of $639,000, offset by decreases of $963,000 in other assets and $284,000 in accrued interest receivable. Available for sale securities increased as a result of purchases of predominately mortgage-backed securities with longer-term maturities. The decrease in other assets primarily resulted from the write-off of purchase-related transaction costs associated with the termination of the mortgage company purchase and the settlement of other receivables, offset by an increase in prepaid expenses associated with bank insurance premiums. Accrued interest receivable decreased as a result of commercial loan payments and the reversal of interest related to nonperforming loans and the indirect automobile loan portfolio.

Loans Receivable, Net. The Company’s net loan portfolio increased $103,000. Loan originations declined for both the three and six months ended June 30, 2007 compared to the same periods of the prior year, as a result of a slowing of the local housing economy. For the first half of 2007, the Company sold $5.7 million of longer-term fixed-rate residential mortgage loans. The disposition of the indirect automobile portfolio further decreased net loans receivable $5.2 million during the second quarter of 2007. Additionally, a commercial real estate property with a net realizable value of $953,000 was transferred from loans receivable to other real estate owned in the second quarter of 2007. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $9.8 million. Loan originations for residential mortgage loans decreased $17.3 million for the first half of 2007 compared to the same period in 2006.

•

Commercial Loans. Multi-family and commercial real estate increased $1.5 million, or 1.3%. However, commercial business loans declined $3.4 million, or 4.6%, for 2007, despite an increase in commercial business loan originations of $1.7 million, primarily due to loan repayments of purchased Small Business Administration and United States Department of Agriculture loans.

•	Consumer Loans. Consumer loans decreased $8.1 million during the first half of 2007, primarily the result of the disposition of the indirect automobile loan portfolio totaling $5.2 million.

The allowance for losses totaled $4.4 million, representing 0.76% of total loans, at June 30, 2007 and December 31, 2006. The ratio of the allowance for loan losses to total loans increased from 0.73% at June 30, 2006 to 0.76% at June 30, 2007. At June 30, 2007, nonperforming loans totaled $3.3 million compared to $204,000 at June 30, 2006. The increase was primarily attributable to two commercial construction loans totaling $2.4 million, of which $2.0 million was secured based on the fair values of the respective properties. Net loan charge-offs were $110,000 and $172,000 for the three and six months ended June 30, 2007, respectively, compared to net loan recoveries of $1,000 and net loan charge-offs of $1,000 for the three and six months ended June 30, 2006, respectively. Higher commercial mortgage loan charge-offs contributed to the increase in loan charge-offs for 2007.

Investment Activities. At June 30, 2007, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities of $120.7 million, or 15.9% of assets. At December 31, 2006, the Company’s available for sale securities totaled $119.5 million, or 15.8% of assets. The increase in available for sale securities of $1.2 million, or 1.0%, was primarily due to purchases of predominately mortgage-backed securities.

Liabilities:

Summary. Total liabilities increased $3.2 million, or 0.5%, from December 31, 2006 to June 30, 2007 primarily as a result of net increases in deposits of $14.0 million, offset by decreases in subordinated debt of $7.2 million and net repayments of Federal Home Loan Bank advances of $3.2 million.

Deposits. Deposits increased $14.0 million, or 2.6%, to $552.6 million at June 30, 2007. Noninterest-bearing accounts increased $4.2 million related to higher balances in primarily business checking accounts. Interest-bearing deposits increased $9.8 million, or 2.0%, primarily due to increases in NOW and money market accounts and certificates of deposits of $6.0 million and $3.6 million, respectively. The Bank’s new e.SI checking product contributed $8.6 million to the increase in NOW and money market accounts, which was partly offset by decreases in other deposit products, including savings accounts. Certificates of deposit increased $3.6 million, or 1.3%, as a result of promotional rates, competitive pricing and marketing efforts to capitalize on the consolidation of financial institutions within the Bank’s market area.

Borrowings. Borrowings decreased $10.4 million from $127.4 million at December 31, 2006 to $117.0 million at June 30, 2007, resulting from the redemption of $7.2 million of debentures in April 2007 with a portion of the proceeds from the $8.2 million trust preferred securities offering in September 2006 and net repayments of Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity increased $622,000 to $83.0 million at June 30, 2007. The increase in equity was primarily attributable to earnings of $826,000 and the amortization of equity awards of $385,000, offset by dividends declared of $377,000, an increase in net unrealized holding losses on available for sale securities aggregating $243,000 (net of taxes) and stock repurchases of 16,820 shares at a cost of $207,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the changes in unrealized gains and losses on available for sale securities, net of taxes. Unrealized holding losses on available for sale securities, net of taxes, increased $243,000 to $1.3 million at June 30, 2007. Unrealized holding losses resulted from a decline in the market value of the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to government-sponsored enterprises and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

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

	At or For the Three Months Ended June 30,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$582,976	$9,136	6.29%	$545,772	$8,882	6.53%
Investment securities (3)	124,973	1,503	4.82	134,315	1,446	4.32
Other interest-earning assets	10,782	87	3.24	9,587	63	2.64

Total interest-earning assets	718,731	10,726	5.99	689,674	10,391	6.04

Noninterest-earning assets	38,489			37,087

Total assets	$757,220			$726,761

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$133,134	467	1.41	$125,447	236	0.75
Savings (4)	80,026	271	1.36	85,132	237	1.12
Certificates of deposit (5)	281,580	3,193	4.55	272,738	2,722	4.00

Total interest-bearing deposits	494,740	3,931	3.19	483,317	3,195	2.65
FHLB advances	108,289	1,240	4.59	98,236	1,023	4.18
Subordinated debt	9,993	180	7.22	7,217	155	8.61

Total interest-bearing liabilities	613,022	5,351	3.50	588,770	4,373	2.98

Noninterest-bearing liabilities	60,756			57,828

Total liabilities	673,778			646,598
Total stockholders’ equity	83,442			80,163

Total liabilities and stockholders’ equity	$757,220			$726,761

Net interest-earning assets	$105,709			$100,904

Tax equivalent net interest income (3)		5,375			6,018

Tax equivalent interest rate spread (6)			2.49			3.06

Tax equivalent net interest margin as a percentage of interest-earning assets (7)		3.00		3.50

Average of interest-earning assets to average interest-bearing liabilities		117.24		117.14

Less: Tax equivalent adjustment (3)	(2)		(2)

Net interest income per statements of income	$5,373		$6,016

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$580,826	$18,050	6.27%	$537,895	$17,067	6.40%
Investment securities (3)	126,153	2,989	4.78	130,111	2,741	4.25
Other interest-earning assets	9,709	162	3.36	9,385	115	2.47

Total interest-earning assets	716,688	21,201	5.97	677,391	19,923	5.93

Noninterest-earning assets	38,048			38,127

Total assets	$754,736			$715,518

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$130,004	788	1.22	$124,082	445	0.72
Savings (4)	79,436	524	1.33	86,384	463	1.08
Certificates of deposit (5)	280,627	6,313	4.54	262,715	5,048	3.87

Total interest-bearing deposits	490,067	7,625	3.14	473,181	5,956	2.54

FHLB advances	109,343	2,468	4.55	98,026	2,015	4.15
Subordinated debt	12,714	480	7.61	7,217	298	8.33

Total interest-bearing liabilities	612,124	10,573	3.48	578,424	8,269	2.88

Noninterest-bearing liabilities	59,469			56,954

Total liabilities	671,593			635,378

Total stockholders’ equity	83,143			80,140

Total liabilities and stockholders’ equity	$754,736			$715,518

Net interest-earning assets	$104,564			$98,967

Tax equivalent net interest income (3)		10,628			11,654

Tax equivalent interest rate spread (6)			2.49			3.05

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.99			3.47

Average of interest-earning assets to average interest-bearing liabilities			117.08			117.11

Less: Tax equivalent adjustment (3)		(3)			(4)

Net interest income per statements of income		$10,625			$11,650

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended June 30, 2007 and 2006			Six Months Ended June 30, 2007 and 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$(1,621)	$1,875	$254	$(924)	$1,907	$983
Investment securities (3)	378	(321)	57	362	(114)	248
Other interest-earning assets	16	8	24	43	4	47

Total interest-earning assets	(1,227)	1,562	335	(519)	1,797	1,278

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	662	74	736	1,341	328	1,669
Federal Home Loan Bank advances	107	110	217	208	245	453
Subordinated debt	(134)	159	25	(74)	256	182

Total interest-bearing liabilities	635	343	978	1,475	829	2,304

CHANGE IN NET INTEREST INCOME (3)	$(1,862)	$1,219	$(643)	$(1,994)	$968	$(1,026)

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)

Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

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

Summary. The Company recorded net income of $377,000 for the three months ended June 30, 2007, a decrease of $380,000 compared to $757,000 for the three months ended June 30, 2006. The decrease was primarily attributable to a decrease of $643,000 in net interest income and an increase of $266,000 in noninterest expenses, offset by an increase of $248,000 in noninterest income and decreases in the provisions for income taxes and loan losses of $216,000 and $65,000, respectively.

Net income decreased $726,000 to $826,000 for the six months ended June 30, 2007 due to the decrease of $1.0 million in net interest income and an increase of $932,000 in noninterest expenses, offset by an increase of $607,000 in noninterest income and decreases in the provision for income taxes and loan losses of $439,000 and $185,000, respectively.

For both the three and six months ended June 30, 2007, net interest income declined in response to a higher cost of funds primarily related to interest paid on deposit accounts and the volume of interest-bearing liabilities, offset by an increase in the average balance of loans. Despite increases in interest income for the three and six months ended June 30, 2007, the net interest margin decreased 50 and 48 basis points, respectively, from the same period in 2006. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest income.

Interest and Dividend Income. Total interest and dividend income increased $335,000, or 3.2%, for the second quarter of 2007. Average interest-earning assets increased $29.1 million to $718.7 million, primarily due to a higher volume of loans and, to a lesser extent, federal funds and other interest-bearing assets, offset by a decrease in average securities. Average loans increased $37.2 million and the rate earned on loans decreased 24 basis points to 6.29% for the second quarter of 2007 from 6.53% for the same period in 2006. Average securities declined $9.3 million, offset by an increase in yield from 4.32% to 4.82%.

For the six months ended June 30, 2007, interest and dividend income increased $1.3 million to $21.2 million due to a higher average balance of loans and an increase in the average yield on interest-earning assets from 5.93% to 5.97%. Average yields on securities increased 53 basis points from 4.25% to 4.78% for the first half of 2007 compared to the same period in 2006. For both the three and six months ended June 30, 2007, the average yield on loans was negatively impacted by the reversal of approximately $81,000 and $234,000, respectively, of interest income relating to loans placed on nonaccrual status during 2007.

Interest Expense. Interest expense increased $978,000, or 22.4%, to $5.4 million for the second quarter of 2007 compared to $4.4 million for the second quarter of 2006, primarily as a result of the rate paid on certificates of deposit and NOW and money market accounts and an increase in the average balance of interest-bearing liabilities. The yield on deposit accounts increased 54 basis points due to market interest rates, promotional rates and competitive pricing. Average deposits rose $11.4 million. The average balance on certificates of deposit increased $8.8 million and the average yield increased 55 basis points. Average Federal Home Loan Bank advances increased $10.1 million and the yield on Federal Home Loan Bank borrowings increased 41 basis points to 4.59%. The average volume of subordinated debt increased $2.8 million, while the rate paid on these borrowings decreased 139 basis points from 8.61% to 7.22%. Interest expense on subordinated debt borrowings is expected to decrease during the remainder of 2007 due to the redemption of $7.2 million of debentures during the second quarter of 2007.

For the six months ended June 30, 2007, interest expense increased $2.3 million as a result of increases in both the average yield from 2.88% to 3.48% and the average balance of interest-bearing liabilities from $578.4 million to $612.1 million. Higher interest expense for the first half of 2007 was primarily attributable to the 60 basis point increase in the average yield on deposit accounts and an increase of $33.7 million in the average balance of interest-bearing liabilities, with deposits and borrowings contributing $16.9 million and $16.8 million, respectively.

Provision for Loan Losses. The Company’s provision for loan losses decreased $65,000 and $185,000 for the three and six months ended June 30, 2007. The first half of 2006 included an additional provision for loan losses of $150,000 related to the indirect automobile loan portfolio, due to the increased risk of loss associated with this type of consumer lending. The disposition of the indirect automobile portfolio in June 2007 favorably impacted the allowance for loan losses, resulting in a lower provision for loan losses for the period, offset by an increase in the provision for nonperforming loans and loan charge-offs. The Company continues to monitor the impact that rising interest rates will have on variable-rate borrowers’ ability to repay higher monthly interest payments.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Service fees	$1,156	$1,180	$(24)	(2.0)%	$2,282	$2,324	$(42)	(1.8)%
Wealth management fees	970	836	134	16.0	1,892	1,670	222	13.3
Increase in cash surrender value of bank-owned life insurance	72	69	3	4.3	144	137	7	5.1
Net gain (loss) on sale of securities	—	(112)	112	(100.0)	321	(112)	433	(386.6)
Net gain on sale of loans	34	11	23	209.1	65	35	30	85.7
Other	21	21	—	—	32	75	(43)	(57.3)

Total noninterest income	$2,253	$2,005	$248	12.4%	$4,736	$4,129	$607	14.7%

Noninterest income was $2.3 million for the quarter ended June 30, 2007 compared to $2.0 million for the quarter ended June 30, 2006. Noninterest income was $4.7 million for the first half of 2007 compared to $4.1 million for the same period of 2006. Contributing to the increase in noninterest income for the three and six months ended June 30, 2007, were increases in net gains on the sale of available for sale securities of $112,000 and $433,000, respectively, and wealth management fees of $134,000 and $222,000, respectively. The increase of $433,000 on the sale of available for sale securities for the first half of 2007 included a gain of $321,000 from the sale of marketable equity securities during the first quarter and a net loss on the sale of government-sponsored enterprise securities of $112,000 during the second quarter of 2006. Wealth management fees were higher principally due to growth in the market value of assets under administration.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and employee benefits	$3,787	$3,704	$83	2.2%	$7,516	$7,287	$229	3.1%
Occupancy and equipment	1,311	1,202	109	9.1	2,666	2,362	304	12.9
Computer and electronic banking services	631	632	(1)	(0.2)	1,269	1,259	10	0.8
Outside professional services	228	311	(83)	(26.7)	592	536	56	10.4
Marketing and advertising	237	204	33	16.2	409	357	52	14.6
Supplies and printing	150	140	10	7.1	276	264	12	4.5
Other	701	586	115	19.6	1,263	994	269	27.1

Total noninterest expenses	$7,045	$6,779	$266	3.9%	$13,991	$13,059	$932	7.1%

Noninterest expenses increased for both the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to increased operating costs associated with the expansion of branch offices and other noninterest expenses. New branch offices resulted in higher occupancy and equipment expense relative to additional operating lease payments, depreciation expense and other occupancy-related expenses. Compensation costs were higher in 2007 due to increased staffing levels associated with new branch offices, offset by a reduction in performance-based compensation which included lower loan origination commissions resulting from a decline in new loan volume. An increase in the provision for credit losses for off-balance sheet commitments contributed to the increase in other noninterest expenses for 2007. Outside professional services expense was higher for the six months ended June 30, 2007 but lower in the second quarter of 2007 due to the termination of the agreement to purchase a mortgage company during the first quarter, resulting in a charge to operations for purchase-related transaction costs associated with the termination, offset by a reduction in other legal and auditing expenditures and the reimbursement of legal costs associated with the disposition of the indirect automobile portfolio in June 2007.

Income Tax Provision. For the three and six months ended June 30, 2007, the Company’s income tax expense decreased $216,000 and $439,000, respectively. The effective tax rate for the three months ended June 30, 2007 and 2006 was 28.3% and 32.5%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 28.2% and 33.0%, respectively.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $27.9 million, which included interest-bearing deposits and federal funds sold of $10.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $120.7 million at June 30, 2007. In addition, at June 30, 2007, the Company had the ability to borrow $233.9 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $108.8 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the six months ended June 30, 2007, the Company originated $66.3 million of loans and purchased $15.7 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2006, the Company originated $168.7 million of loans and purchased $31.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has historically been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $14.0 million, $29.6 million and $51.8 million for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005, respectively. Certificates of deposit due within one year of June 30, 2007 totaled $217.7 million, or 40.4%, of total deposits. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, based on past experience, that a significant portion of the certificates of deposit maturing within one year will remain with the Company. The Company experienced a net decrease of $3.2 million in Federal Home Loan Bank advances for the six months ended June 30, 2007 as excess funds were used to pay down borrowings. The Company had net increases of $24.0 million and $15.3 million in Federal Home Loan Bank advances for the years ended December 31, 2006 and 2005, respectively. The Company redeemed $7.2 million of debentures during the second quarter of 2007. For the six months ended June 30, 2007, the Company repurchased 16,820 shares of common stock at a cost of $207,000. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2006 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2006. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2006 and June 30, 2007.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2007 and December 31, 2006 are as follows:

(Dollars in Thousands)	June 30, 2007	December 31, 2006
Commitments to extend credit: (1)
Future loan commitments (2)	$17,905	$7,658
Undisbursed construction loans	22,917	27,010
Undisbursed home equity lines of credit	21,907	21,554
Undisbursed commercial lines of credit	13,288	12,070
Overdraft protection lines	1,471	1,424
Standby letters of credit (3)	1,228	1,178

Total commitments	$78,716	$70,894

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)

Includes fixed-rate loan commitments of $2.9 million at interest rates ranging from 5.250% to 7.880% and $2.6 million at interest rates ranging from 5.125% to 8.000% at June 30, 2007 and December 31, 2006, respectively.

(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Outstanding commitments for the construction of two new branch facilities in the aggregate totaled approximately $1.1 million at June 30, 2007.

For the six months ended June 30, 2007, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at June 30, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 12% in a flat interest rate environment, between 6% and 9% in an increasing interest rate environment and between 13% and 44% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 15% in a flat interest rate environment, between 5% and 15% in a rising rate environment and between 6% and 30% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at June 30, 2007 and December 31, 2006. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of June 30, 2007 and December 31, 2006, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods is as follows:

	Percent Change in Estimated Net Interest Income Over
June 30, 2007:	12 Months	24 Months
200 basis point increase in rates	(8.40)%	(11.56)%
100 basis point increase in rates	(3.36)	(5.22)
200 basis point decrease in rates	(0.32)	(5.13)

	Percent Change in Estimated Net Interest Income Over
December 31, 2006:	12 Months	24 Months
200 basis point increase in rates	(4.88)%	(9.69)%
100 basis point increase in rates	(1.98)	(3.67)
200 basis point decrease in rates	0.50	(0.87)

As of June 30, 2007, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points and if interest rates decreased 200 basis points. Using net interest income for the quarter ended June 30, 2007, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $142,000, assuming a 34% income tax rate.

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

For both the twelve-month and twenty-four-month periods, the effect on net interest income has declined in the event of a sudden and sustained increase in prevailing market interest rates of 100 and 200 basis points and a 200 basis point decrease in rates at June 30, 2007 compared to December 31, 2006. As a result, the Company’s strategy is to better position the balance sheet for the anticipated economic slowdown by shortening the maturities on borrowings and certificates of deposit, while lengthening the durations of investment securities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings. Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Management believes that these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the second quarter of 2007.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	—	$—	—	486,170
May 1, 2007 through May 31, 2007	12,820	12.25	12,820	473,350
June 1, 2007 through June 30, 2007	4,000	12.45	4,000	469,350

Total	16,820	$12.30	16,820	469,350

(1)

On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

(2)	This table includes 12,820 shares withheld from employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

a.	The Annual Meeting of Stockholders was held on May 9, 2007.

b.	The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of directors for a three-year term, with the exception of Mr. Garvey who was elected for a one-year term.

Nominees	For	Withheld
Rheo A. Brouillard	11,592,348	75,482
Roger Engle	11,593,228	74,602
Michael R. Garvey	11,576,273	91,557

2.	Ratification of the appointment of Wolf and Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
11,599,601	47,477	18,782

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333- 116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Form 10-K filed on March 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: August 14, 2007	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer
(principal financial and accounting officer)