Form 10-Q
period 2007-09-30
SI Financial Group, Inc.
filed 2007-11-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 2, 2007, there were 12,191,100 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	September 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks:
Noninterest-bearing	$12,912	$14,984
Interest-bearing	2,281	3,824
Federal funds sold	750	7,300

Total cash and cash equivalents	15,943	26,108

Available for sale securities, at fair value	126,453	119,508
Loans held for sale	524	135
Loans receivable (net of allowance for loan losses of $4,934 at September 30, 2007 and $4,365 at December 31, 2006)	584,537	574,111
Accrued interest receivable	3,450	3,824
Federal Home Loan Bank stock, at cost	7,001	6,660
Cash surrender value of bank-owned life insurance	8,335	8,116
Other real estate owned	850	—
Premises and equipment, net	11,337	10,512
Goodwill and other intangibles	668	741
Deferred tax asset, net	3,012	3,361
Other assets	3,358	3,961

Total assets	$765,468	$757,037

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$53,766	$55,703
Interest-bearing	491,378	482,973

Total deposits	545,144	538,676

Mortgagors’ and investors’ escrow accounts	1,558	3,246
Federal Home Loan Bank advances	122,710	111,956
Junior subordinated debt owed to unconsolidated trust	8,248	15,465
Accrued expenses and other liabilities	5,427	5,308

Total liabilities	683,087	674,651

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 12,236,100 and 12,421,920 shares outstanding at September 30, 2007 and December 31, 2006, respectively)	126	126
Additional paid-in capital	51,774	51,481
Unallocated common shares held by ESOP	(3,956)	(4,199)
Unearned restricted shares	(1,306)	(1,679)
Retained earnings	39,650	39,254
Accumulated other comprehensive loss	(348)	(1,011)
Treasury stock, at cost (327,650 shares at September 30, 2007 and 141,830 shares at December 31, 2006)	(3,559)	(1,586)

Total stockholders’ equity	82,381	82,386

Total liabilities and stockholders’ equity	$765,468	$757,037

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans, including fees	$9,349	$8,807	$27,399	$25,874
Securities:
Taxable interest	1,435	1,359	4,156	3,898
Tax-exempt interest	4	7	12	20
Dividends	131	111	388	296
Other	73	24	235	139

Total interest and dividend income	10,992	10,308	32,190	30,227

Interest expense:
Deposits	4,012	3,516	11,637	9,472
Federal Home Loan Bank advances	1,324	1,103	3,792	3,118
Subordinated debt	144	177	624	475

Total interest expense	5,480	4,796	16,053	13,065

Net interest income	5,512	5,512	16,137	17,162

Provision for loan losses	520	141	740	546

Net interest income after provision for loan losses	4,992	5,371	15,397	16,616

Noninterest income:
Service fees	1,248	1,164	3,530	3,488
Wealth management fees	967	863	2,859	2,533
Increase in cash surrender value of bank-owned life insurance	75	67	219	204
Net gain (loss) on sale of securities	(215)	(172)	106	(284)
Net gain on sale of loans	40	37	105	72
Other	84	13	116	88

Total noninterest income	2,199	1,972	6,935	6,101

Noninterest expenses:
Salaries and employee benefits	3,826	3,491	11,342	10,778
Occupancy and equipment	1,324	1,231	3,990	3,593
Computer and electronic banking services	661	662	1,930	1,921
Outside professional services	240	248	832	784
Marketing and advertising	178	234	587	591
Supplies and printing	117	131	393	395
Other	691	560	1,954	1,554

Total noninterest expenses	7,037	6,557	21,028	19,616

Income before income tax provision	154	786	1,304	3,101
Income tax provision	26	229	350	992

Net income	$128	$557	$954	$2,109

Net income per common share:
Basic	$0.01	$0.05	$0.08	$0.18
Diluted	$0.01	$0.05	$0.08	$0.18

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2006	12,563,750	$126	$51,481	$(4,199)	$(1,679)	$39,254	$(1,011)	$(1,586)	$82,386
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(558)	—	—	(558)
Equity incentive plan shares earned	—	—	212	—	373	—	—	—	585
Allocation of ESOP shares	—	—	45	243	—	—	—	—	288
Vesting of restricted stock	—	—	36	—	—	—	—	—	36
Treasury shares purchased (185,820 shares)	—	—	—	—	—	—	—	(1,973)	(1,973)
Comprehensive income:
Net income	—	—	—	—	—	954	—	—	954
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	663	—	663

Total comprehensive income									1,617

Balance at September 30, 2007	12,563,750	$126	$51,774	$(3,956)	$(1,306)	$39,650	$(348)	$(3,559)	$82,381

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$954	$2,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	740	546
Employee stock ownership plan expense	288	270
Equity incentive plan expense	585	574
Excess tax benefit from share-based payment arrangements	(36)	(13)
Accretion of investment premiums and discounts, net	(181)	(83)
Amortization of loan premiums and discounts, net	450	704
Depreciation and amortization of premises and equipment	1,577	1,293
Amortization of core deposit intangible	73	73
Amortization of deferred debt issuance costs	35	44
Amortization of mortgage servicing rights	69	57
Net (gain) loss on sale of securities	(106)	284
Deferred income tax benefit	8	12
Loans originated for sale	(9,681)	(7,391)
Proceeds from sale of loans held for sale	9,397	7,570
Net gain on sale of loans	(105)	(72)
Net loss on sale of bank premises and equipment	—	20
Loss on sale of other real estate owned	—	11
Increase in cash surrender value of bank-owned life insurance	(219)	(205)
Change in operating assets and liabilities:
Accrued interest receivable	374	(273)
Other assets	499	(1,077)
Accrued expenses and other liabilities	155	319

Net cash provided by operating activities	4,876	4,772

Cash flows from investing activities:
Purchases of available for sale securities	(40,289)	(26,175)
Proceeds from sales of available for sale securities	17,551	12,284
Proceeds from maturities of and principal repayments on available for sale securities	17,083	12,068
Net increase in loans	(12,465)	(54,334)
Purchases of Federal Home Loan Bank stock	(341)	(569)
Proceeds from sale of other real estate owned	—	314
Proceeds from sale of bank premises and equipment	—	242
Purchases of premises and equipment	(2,402)	(2,963)
Other	—	(21)

Net cash used in investing activities	(20,863)	(59,154)

Cash flows from financing activities:
Net increase in deposits	6,468	25,592
Net decrease in mortgagors’ and investors’ escrow accounts	(1,688)	(1,529)
Proceeds from Federal Home Loan Bank advances	59,593	152,240
Repayments of Federal Home Loan Bank advances	(48,839)	(134,334)
(Repayments of) proceeds from subordinated debt borrowings	(7,217)	8,248
Cash dividends on common stock	(558)	(572)
Excess tax benefit from share-based payment arrangements	36	13
Treasury stock purchased	(1,973)	(1,438)

Net cash provided by financing activities	5,822	48,220

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net change in cash and cash equivalents	(10,165)	(6,162)
Cash and cash equivalents at beginning of period	26,108	25,946

Cash and cash equivalents at end of period	$15,943	$19,784

Supplemental cash flow information:
Interest paid	$16,063	$12,720
Income taxes paid, net	977	1,102
Transfer of loans to other real estate owned	850	—
Dividends paid	616	572

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s offices. The Company’s primary business activities consist of paying the debt service obligations on its trust subsidiary and managing the proceeds it received from the stock offering in 2004.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and generally accepted practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2006 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting only of normal and recurring in nature) necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the twelve months ending December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

In September 2006, the FASB ratified the Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is in the process of evaluating the potential impact of adopting EITF 06-4 on its consolidated financial statements.

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

Effective January 1, 2007, the Company adopted FASB Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” which amends Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for the servicing of financial assets. In accordance with this Statement, all separately recognized servicing rights must be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits an entity to choose either of the following subsequent measurement methods: (1) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss; or (2) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The Company will continue to amortize its servicing assets. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position in the tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements. See Note 9 – Income Taxes for additional information.

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

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 321,074 and 297,756 for the three and nine months ended September 30, 2007, respectively, and 467,653 and 468,092 for the three and nine months ended September 30, 2006, respectively. Treasury shares and unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. ESOP shares are included in weighted-average shares outstanding for basic net income per common share as they are committed to be released. Unvested restricted shares are only included in dilutive net income per common share computations.

(Dollars in Thousands, Except Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$128	$557	$954	$2,109

Weighted-average common shares outstanding:
Basic	11,760,714	11,789,022	11,798,489	11,799,255
Effect of dilutive stock option and restricted stock awards	21,375	31,184	51,754	41,489

Diluted	11,782,089	11,820,206	11,850,243	11,840,744

Net income per common share:
Basic	$0.01	$0.05	$0.08	$0.18
Diluted	$0.01	$0.05	$0.08	$0.18

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at September 30, 2007 and December 31, 2006 are as follows:

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Debt securities:
U.S. Government and agency obligations	$1,228	$5	$(23)	$1,210
Government-sponsored enterprises	41,412	97	(154)	41,355
Mortgage-backed securities	76,437	271	(643)	76,065
Corporate debt securities	3,650	—	(12)	3,638
Obligations of state and political subdivisions	2,000	17	—	2,017
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	125,247	390	(833)	124,804

Equity securities:
Marketable equity securities	1,734	—	(85)	1,649

Total available for sale securities	$126,981	$390	$(918)	$126,453

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in Thousands)
Debt securities:
U.S. Government and agency obligations	$1,596	$21	$(15)	$1,602
Government-sponsored enterprises	66,190	64	(991)	65,263
Mortgage-backed securities	45,481	109	(775)	44,815
Corporate debt securities	3,917	5	(19)	3,903
Obligations of state and political subdivisions	2,000	24	—	2,024
Tax-exempt securities	420	—	—	420
Foreign government securities	100	—	(1)	99

Total debt securities	119,704	223	(1,801)	118,126

Equity securities:
Marketable equity securities	1,336	46	—	1,382

Total available for sale securities	$121,040	$269	$(1,801)	$119,508

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2007, the Company’s loan portfolio, net, was $584.5 million, or 76.4% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	September 30, 2007		December 31, 2006
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$327,254	55.64%	$309,695	53.65%
Multi-family and commercial	124,799	21.22%	118,600	20.55
Construction	44,081	7.49%	44,647	7.73

Total real estate loans	496,134	84.35%	472,942	81.93

Consumer loans:
Home equity	18,203	3.10%	18,489	3.20
Other	3,372	0.57%	10,616	1.84

Total consumer loans	21,575	3.67%	29,105	5.04

Commercial business loans	70,457	11.98%	75,171	13.03

Total loans	588,166	100.00%	577,218	100.00%

Deferred loan origination costs, net of fees	1,305		1,258
Allowance for loan losses	(4,934)		(4,365)

Loans receivable, net	$584,537		$574,111

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

•

General valuation allowance on the remainder of the loan portfolio, which represents a general valuation allowance on the remainder of the loan portfolio, after excluding impaired loans, segregated by loan category and assigned allowance percentages based on historical loan loss experience adjusted for qualitative factors.

•

Unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

The following table summarizes the activity in the allowance for loan losses at and for the three and nine months ended September 30, 2007 and 2006.

(Dollars in Thousands)	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$4,413	$4,075	$4,365	$3,671

Provision for loan losses	520	141	740	546
Loans charged-off	(127)	(32)	(421)	(37)
Recoveries of loans previously charged-off	128	3	250	7

Balance at end of period	$4,934	$4,187	$4,934	$4,187

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	September 30, 2007	December 31, 2006	Change
Noninterest-bearing demand deposits	$53,766	$55,703	$(1,937)

Interest-bearing accounts:
NOW and money market accounts	137,164	126,567	10,597
Savings accounts	70,969	77,774	(6,805)
Certificates of deposit (1)	283,245	278,632	4,613

Total interest-bearing accounts	491,378	482,973	8,405

Total deposits	$545,144	$538,676	$6,468

(1)	Includes brokered deposits of $7.0 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively.

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the nine months ended September 30, 2007 and 2006 is as follows:

Nine Months Ended September 30, 2007	Before Tax Amount	Tax Effects	Net of Tax Amount
(Dollars in Thousands)
Unrealized holding gains on available for sale securities	$1,110	$(377)	$733
Reclassification adjustment for gains recognized in net income	(106)	36	(70)

Unrealized holding gains on available for sale securities, net of taxes	$1,004	$(341)	$663

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

Nine Months Ended September 30, 2006	Before Tax Amount	Tax Effects	Net of Tax Amount
(Dollars in Thousands)
Unrealized holding gains on available for sale securities	$488	$(166)	$322
Reclassification adjustment for losses recognized in net income	284	(97)	187

Unrealized holding gains on available for sale securities, net of taxes	$772	$(263)	$509

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

On June 14, 2007, the Company awarded 41,500 options to purchase the Company’s common stock. Stock option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. At September 30, 2007, a total of 106,623 stock options were available for future grants.

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

In accordance with FASB’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” the Company recognized share-based compensation expense related to the stock option and restricted stock awards for the three and nine months ended September 30, 2007 of $200,000 and $585,000, respectively, and $192,000 and $574,000 for the three and nine months ended September 30, 2006, respectively.

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

The following is a summary of activity for the Company’s stock options for the nine months ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Options outstanding at beginning of period	467,500	$10.13	$2.91
Options granted	41,500	12.51	3.84
Options forfeited/cancelled	—	—	—

Options outstanding at end of period	509,000	$10.32	$2.99

Options exercisable at end of period	185,000	$10.11	$2.90

The following table summarizes information relating to stock options outstanding and exercisable at September 30, 2007:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable
$10.10	457,500	7.63	$10.10	183,000
11.39	10,000	8.40	11.39	2,000
12.51	41,500	9.71	12.51	—

	509,000	7.82	$10.32	185,000

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

At September 30, 2007 and December 31, 2006, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2007 and December 31, 2006.

September 30, 2007	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$71,456	15.57%	$36,715	8.00%	$45,893	10.00%
Tier I Risk-based Capital Ratio	67,188	14.64	18,357	4.00	27,536	6.00
Tier I Capital Ratio	67,188	8.98	29,928	4.00	37,410	5.00

SI FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006 AND DECEMBER 31, 2006

December 31, 2006	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$70,127	15.84%	$35,418	8.00%	$44,272	10.00%
Tier I Risk-based Capital Ratio	65,776	14.86	17,706	4.00	26,558	6.00
Tier I Capital Ratio	65,776	8.97	29,332	4.00	36,664	5.00

NOTE 9. INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of September 30, 2007.

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

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2004.

NOTE 10. SUBSEQUENT EVENT

On October 15, 2007, the Company announced that it has reached an agreement with Eastern Federal Bank to acquire the Eastern Federal Bank branch office located in Colchester, Connecticut. The purchase agreement includes the acquisition of certain fixed assets and the assumption of deposit liabilities and the branch lease agreement. The transaction is scheduled to be completed on or about November 30, 2007, subject to regulatory approval. This transaction is not expected to have a material impact on the financial condition of the Bank or the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis discusses changes in financial condition at September 30, 2007 and December 31, 2006 and results of operations for the three and nine months ended September 30, 2007 and 2006 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto, appearing in Part I, Item I of this document, as well as with Management’s Discussion and Analysis included in the Company’s 2006 Annual Report on Form 10-K.

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in this document under Item 1A – Risk Factors and in the Company’s Form 10-K under Item 1A – Risk Factors and in its other Securities and Exchange Commission reports. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Allowance for Loan Losses. Determining the amount of allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a monthly basis and establishes the provision for loan losses based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio. The level of the allowance for loan losses fluctuates primarily due to changes in the size and composition of the loan portfolio and in the level of nonperforming loans, classified assets and charge-offs. A portion of the allowance is established by segregating the loans by loan category and assigning allocation percentages based on historical loan adjusted for qualitative factors. The applied loss factors are re-evaluated at least annually to ensure their relevance in the current real estate environment. Accordingly, increases in the size of the loan portfolio and the increased emphasis on commercial real estate and commercial business loans, which carry a higher degree of risk of default and, thus, a higher allocation percentage, increases the allowance. To a lesser extent, the purchase of indirect automobile loans during 2006 increased the allowance for loan losses due to the higher risk of loss associated with this type of consumer lending. The indirect automobile loan portfolio was sold in June 2007, which resulted in a decrease in the allowance for loan losses. An unallocated component is maintained in the allowance to cover uncertainties that could affect management’s estimate of probable losses. Reference Note 4 for a more detailed discussion of the Allowance for Loan Losses.

Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

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

Impact of New Accounting Standards

Refer to Note 1 to the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•	On August 27, 2007, the Bank opened its 20th branch in East Hampton, Connecticut.

•

On September 19, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on October 26, 2007, to stockholders of record at the close of business on October 5, 2007. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

•	The Company repurchased 169,000 shares of common stock at an average cost of $10.45 per share during the three months ended September 30, 2007.

•	On October 15, 2007, the Bank entered into an agreement with Eastern Federal Bank to acquire its branch office located in Colchester, Connecticut.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets:

Summary. Assets increased $8.4 million, or 1.1%, to $765.5 million at September 30, 2007, as compared to $757.0 million at December 31, 2006, primarily due to increases in net loans receivable of $10.4 million and available for sale securities of $6.9 million, other real estate owned of $850,000 and premises and equipment of $825,000, offset by decreases of $10.2 million in cash and cash equivalents, and $603,000 in other assets and $374,000 in accrued interest receivable. The increase in net loans receivable included an increase in residential and commercial mortgage loans, offset by decreases in consumer loans, resulting from the disposition of the indirect automobile loan portfolio during the second quarter of 2007, and commercial business loans. Available for sale securities increased as a result of purchases of predominately mortgage-backed securities with longer-term maturities with proceeds from the sale of government-sponsored enterprise securities. Other real estate owned represents a commercial real estate property with a net realizable value of $850,000. The increase in premises and equipment was primarily due to fixed assets associated with the Bank’s new branch in East Hampton, Connecticut. Cash and cash equivalents decreased as excess funds were used to purchase mortgage-backed securities and to fund loan growth. The decrease in other assets primarily resulted from the write-off of purchase-related transaction costs associated with the termination of the mortgage company purchase and the settlement of other receivables, offset by an increase in prepaid expenses associated with bank insurance premiums. Accrued interest receivable decreased as a result of commercial loan payments and the reversal of interest related to nonperforming loans and the indirect automobile loan portfolio.

Loans Receivable, Net. The Company’s net loan portfolio increased $10.4 million. Loan originations declined for both the three and nine months ended September 30, 2007 compared to the same periods of the prior year, as a result of a slowing of the current real estate environment. For the first nine months of 2007, the Company sold $9.3 million of longer-term fixed-rate residential mortgage loans. The disposition of the indirect automobile portfolio further decreased net loans receivable by $5.2 million during the second quarter of 2007. Additionally, a commercial real estate property with a net realizable value of $850,000 was transferred from loans receivable to other real estate owned in the second quarter of 2007. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $17.6 million. Loan originations for residential mortgage loans decreased $23.0 million for the first nine months of 2007 compared to the same period in 2006.

•

Commercial Loans. Multi-family and commercial real estate increased $6.2 million, or 5.2%. However, commercial business loans declined $4.7 million, or 6.3%, for 2007, despite an increase in commercial business loan originations of $1.4 million, primarily due to loan repayments of purchased Small Business Administration and United States Department of Agriculture loans.

•

Consumer Loans. Consumer loans decreased $7.5 million during the first nine months of 2007, primarily the result of the disposition of the indirect automobile loan portfolio totaling $5.2 million. Loan originations for consumer loans were down $1.7 million for the nine months ended September 30, 2007 compared to the same period of 2006.

The allowance for loan losses totaled $4.9 million at September 30, 2007. The ratio of the allowance for loan losses to total loans increased from 0.73% at September 30, 2006 to 0.84% at September 30, 2007. At September 30, 2007, nonperforming loans totaled $3.4 million compared to $903,000 at September 30, 2006. The increase was primarily attributable to two commercial construction loans totaling $2.4 million, of which $2.0 million was secured based on the fair values of the respective properties, and $721,000 in commercial business loans. For the three months ended September 30, 2007, net loan recoveries were $1,000. Net loan charge-offs were $171,000 for the nine months ended September 30, 2007. Net loan charge-offs were $29,000 and $30,000 for the three and nine months ended September 30, 2006, respectively. Higher loan charge-offs of commercial real estate loans and consumer loans related to the indirect automobile loan portfolio contributed to the increase in loan charge-offs for the nine months ended September 30, 2007.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	September 30, 2007	December 31, 2006
Nonaccrual loans:
Real estate loans	$2,708	$392
Commercial business loans	721	71
Consumer loans	12	929

Total nonaccrual loans	3,441	1,392

Real estate owned, net	850	—

Total nonperforming assets	4,291	1,392

Troubled debt restructurings	71	72

Total nonperforming assets and troubled debt restructurings	$4,362	$1,464

Total nonperforming loans to total loans	0.58%	0.24%
Total nonperforming loans to total assets	0.45%	0.18%
Total nonperforming assets and troubled debt restructurings to total assets	0.57%	0.19%

Investment Activities. At September 30, 2007, the Company’s investment portfolio, excluding Federal Home Loan Bank stock, consisted solely of available for sale securities of $126.5 million, or 16.5% of assets. At December 31, 2006, the Company’s available for sale securities totaled $119.5 million, or 15.8% of assets. The increase in available for sale securities of $6.9 million, or 5.8%, was primarily due to purchases of predominately mortgage-backed securities. During 2007, the Company repositioned its balance sheet and invested the proceeds from the sale of marketable equity securities and government-sponsored enterprise securities into longer-term and higher-yielding mortgage-backed securities.

Liabilities:

Summary. Total liabilities increased $8.4 million, or 1.3%, from December 31, 2006 to September 30, 2007 primarily as a result of net increases in Federal Home Loan Bank advances of $10.8 million and deposits of $6.5 million, offset by a decrease in subordinated debt of $7.2 million.

Deposits. Deposits increased $6.5 million, or 1.2%, to $545.1 million at September 30, 2007. Interest-bearing deposits increased $8.4 million, or 1.7%, primarily due to increases in NOW and money market accounts and certificates of deposits of $10.6 million and $4.6 million, respectively. The Bank’s new e.SI checking product contributed $9.7 million to the increase in NOW and money market accounts. Certificates of deposit increased $4.6 million, or 1.7%, as a result of promotional rates, competitive pricing and marketing efforts to capitalize on the consolidation of financial institutions within the Bank’s market area. The increase in deposits was offset by decreases in savings accounts of $6.8 million and noninterest-bearing accounts of $1.9 million related to lower balances in primarily business checking accounts.

Borrowings. Borrowings increased $3.5 million from $127.4 million at December 31, 2006 to $131.0 million at September 30, 2007, resulting from an increase of $10.8 million in Federal Home Loan Bank advances, offset by the redemption of $7.2 million of debentures in April 2007 with a portion of the proceeds from the $8.0 million trust preferred securities offering in September 2006.

Equity:

Summary. Total stockholders’ equity remained at $82.4 million as of September 30, 2007, reflecting earnings of $954,000, a decrease in net unrealized holding losses on available for sale securities aggregating $663,000 (net of taxes) and the amortization of equity awards of $585,000, offset by stock repurchases of 185,820 shares at a cost of $2.0 million and declared dividends of $558,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the changes in unrealized gains and losses on available for sale securities, net of taxes. Unrealized holding losses on available for sale securities, net of taxes, decreased $663,000 to $348,000 at September 30, 2007. Unrealized holding losses resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because substantially all of the unrealized losses relate to government-sponsored enterprises and mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

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

(Dollars in Thousands)	At or For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$584,554	$9,349	6.35%	$562,706	$8,807	6.21%
Investment securities (3)	131,352	1,571	4.75	131,484	1,479	4.46
Other interest-earning assets	6,688	73	4.33	3,730	24	2.55

Total interest-earning assets	722,594	10,993	6.04	697,920	10,310	5.86

Noninterest-earning assets	39,556			37,218

Total assets	$762,150			$735,138

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$134,770	500	1.47	$122,973	251	0.81
Savings (4)	76,001	278	1.45	82,043	242	1.17
Certificates of deposit (5)	282,879	3,234	4.54	280,121	3,023	4.28

Total interest-bearing deposits	493,650	4,012	3.22	485,137	3,516	2.88

FHLB advances	114,227	1,324	4.60	101,548	1,103	4.31
Subordinated debt	8,248	144	6.93	8,114	177	8.65

Total interest-bearing liabilities	616,125	5,480	3.53	594,799	4,796	3.20

Noninterest-bearing liabilities	63,204			59,797

Total liabilities	679,329			654,596

Total stockholders’ equity	82,821			80,542

Total liabilities and stockholders’ equity	$762,150			$735,138

Net interest-earning assets	$106,469			$103,121

Tax equivalent net interest income (3)		5,513			5,514

Tax equivalent interest rate spread (6)			2.51			2.66

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.03			3.13

Average of interest-earning assets to average interest-bearing liabilities			117.28			117.34

Less: Tax equivalent adjustment (3)		(1)			(2)

Net interest income per statements of income		$5,512			$5,512

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

(Dollars in Thousands)	At or For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)	$582,083	$27,399	6.29%	$546,256	$25,874	6.33%
Investment securities (3)	127,905	4,560	4.77	130,575	4,221	4.32
Other interest-earning assets	8,691	235	3.62	7,480	139	2.48

Total interest-earning assets	718,679	32,194	5.99	684,311	30,234	5.91

Noninterest-earning assets	38,555			37,819

Total assets	$757,234			$722,130

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
Deposits:
NOW and money market	$131,611	1,287	1.31	$123,708	697	0.75
Savings (4)	78,278	802	1.37	84,921	705	1.11
Certificates of deposit (5)	281,386	9,548	4.54	268,581	8,070	4.02

Total interest-bearing deposits	491,275	11,637	3.17	477,210	9,472	2.65

FHLB advances	110,989	3,792	4.57	99,213	3,118	4.20
Subordinated debt	11,209	624	7.44	7,519	475	8.45

Total interest-bearing liabilities	613,473	16,053	3.50	583,942	13,065	2.99

Noninterest-bearing liabilities	60,727			57,912

Total liabilities	674,200			641,854
Total stockholders’ equity	83,034			80,276

Total liabilities and stockholders’ equity	$757,234			$722,130

Net interest-earning assets	$105,206			$100,369

Tax equivalent net interest income (3)		16,141			17,169

Tax equivalent interest rate spread (6)			2.49			2.92

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.00			3.35

Average of interest-earning assets to average interest-bearing liabilities			117.15			117.19

Less: Tax equivalent adjustment (3)		(4)			(7)

Net interest income per statements of income		$16,137			$17,162

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

(Dollars in Thousands)	Three Months Ended September 30, 2007 and 2006			Nine Months Ended September 30, 2007 and 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
INTEREST-EARNING ASSETS:
Interest and Dividend Income:
Loans (1)(2)	$195	$347	$542	$(262)	$1,787	$1,525
Investment securities (3)	94	(2)	92	433	(94)	339
Other interest-earning assets	23	26	49	71	25	96

Total interest-earning assets	312	371	683	242	1,718	1,960

INTEREST-BEARING LIABILITIES:
Interest Expense:
Deposits (4)	482	14	496	1,781	384	2,165
Federal Home Loan Bank advances	77	144	221	285	389	674
Subordinated debt	(37)	4	(33)	(92)	241	149

Total interest-bearing liabilities	522	162	684	1,974	1,014	2,988

CHANGE IN NET INTEREST INCOME (3)	$(210)	$209	$(1)	$(1,732)	$704	$(1,028)

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loans fees are included in interest income and are insignificant.
(3)

Investment securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

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

Summary. The Company recorded net income of $128,000 for the three months ended September 30, 2007, a decrease of $429,000 compared to $557,000 for the three months ended September 30, 2006. The decrease was primarily attributable to increases of $480,000 in noninterest expenses and $379,000 in the provision for loan losses, offset by an increase of $227,000 in noninterest income and a decrease of $203,000 in the provision for income taxes.

Net income decreased $1.2 million to $954,000 for the nine months ended September 30, 2007 due to an increase of $1.4 million in noninterest expenses, a decrease of $1.0 million in net interest income and an increase of $194,000 in the provision for loan losses, offset by an increase of $834,000 in noninterest income and a decrease in the provision for income taxes of $642,000.

Net interest income remained unchanged at $5.5 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007, net interest income declined in response to a higher cost of funds primarily related to interest paid on deposit accounts and a greater volume of interest-bearing liabilities, offset by an increase in the average balance of loans. Despite increases in interest income for the three and nine months ended September 30, 2007, the net interest margin decreased 10 and 35 basis points, respectively, from the same period in 2006. The continual flattening of the yield curve and compression of the margins provides challenges for management in an effort to minimize the impact on net interest income.

On September 18, 2007, the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) reduced the overnight lending rate (the “fed funds rate”) by 50 basis points to 4.75%. This was the first reduction in the fed funds rate in 13 quarters. On October 31, 2007, the FOMC reduced the fed funds rate by an additional 25 basis points to 4.50%. Prior to the September 18, 2007 action, the FOMC raised the fed funds rate from 1.00% to 5.25% in 25 to 50 basis point increments between June 30, 2004 and June 29, 2006.

Although the September 2007 reduction in the fed funds rate triggered a reduction in market rates of interest, the magnitude of the decline in intermediate and long-term rates was considerably less than the magnitude of the decline in short-term interest rates. The impact of the FOMC’s most recent rate reductions is unknown at this time.

Interest and Dividend Income. Total interest and dividend income increased $684,000, or 6.6%, for the third quarter of 2007. Average interest-earning assets increased $24.7 million to $722.6 million, primarily due to a higher volume of loans and, to a lesser extent, federal funds and other interest-bearing assets, offset by a decrease in average securities. Average loans increased $21.8 million and the rate earned on loans increased 14 basis points to 6.35% for the third quarter of 2007 from 6.21% for the same period in 2006. Increases in the average balance and yield on Federal funds and other interest-bearing assets were $3.0 million and 178 basis points, respectively. Average securities declined $132,000, offset by an increase in yield from 4.46% to 4.75%.

For the nine months ended September 30, 2007, interest and dividend income increased $2.0 million to $32.2 million due to a higher average balance of loans and an increase in the average yield on interest-earning assets from 5.91% to 5.99%. Average yields on securities increased 45 basis points from 4.32% to 4.77% for the first nine months of 2007 compared to the same period in 2006 due to the Company’s repositioning of its investment securities into longer-term and higher-yielding mortgage-backed securities. For the nine months ended September 30, 2007, the average yield on loans was negatively impacted by the reversal of approximately $299,000 of interest income relating to loans placed on nonaccrual status during 2007.

Interest Expense. Interest expense increased $684,000, or 14.3%, to $5.5 million for the third quarter of 2007 compared to $4.8 million for the third quarter of 2006, primarily as a result of the rate paid on deposit accounts and an increase in the average balance of interest-bearing liabilities. The yield on deposit accounts increased 34 basis points due to market interest rates, promotional rates and competitive pricing. Average deposits rose $8.5 million. The increase in average deposits includes $11.8 million in NOW and money market accounts and $2.8 million in certificates of deposit accounts, offset by a decrease of $6.0 million in savings accounts. Average Federal Home Loan Bank advances increased $12.7 million and the yield on Federal Home Loan Bank borrowings increased 29 basis points to 4.60%. The average volume of subordinated debt increased $134,000, while the rate paid on these borrowings decreased 172 basis points from 8.65% to 6.93%. Interest expense on subordinated debt borrowings will continue to decrease during the remainder of 2007 due to the redemption of $7.2 million of debentures during the second quarter of 2007.

For the nine months ended September 30, 2007, interest expense increased $3.0 million as a result of increases in both the average yield from 2.99% to 3.50% and the average balance of interest-bearing liabilities from $583.9 million to $613.5 million. Higher interest expense for the first nine months of 2007 was primarily attributable to the 52 basis point increase in the average yield on deposit accounts due to market interest rates and an increase of $29.5 million in the average balance of interest-bearing liabilities, with deposits and borrowings contributing $14.1 million and $15.5 million, respectively.

Provision for Loan Losses. The Company’s provision for loan losses increased $379,000 and $194,000 for the three and nine months ended September 30, 2007. While the Company has no direct exposure to sub-prime mortgages, the current real estate environment has negatively impacted the local real estate market. The Company increased its provision for loan losses during the third quarter of 2007 to reflect an increase in nonperforming assets and the classification of certain construction loans due to the borrower’s difficulty in selling the completed properties in a timely manner due to the slowdown in the real estate market. The provision for the quarter ended September 30, 2007, also included an increase to specific reserves of $115,000 related to an impaired commercial construction loan based on the current fair value of the underlying collateral.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Service fees	$1,248	$1,164	$84	7.2%	$3,530	$3,488	$42	1.2%
Wealth management fees	967	863	104	12.1	2,859	2,533	326	12.9
Increase in cash surrender value of bank-owned life insurance	75	67	8	11.9	219	204	15	7.4
Net gain (loss) on sale of securities	(215)	(172)	(43)	25.0	106	(284)	390	(137.3)
Net gain on sale of loans	40	37	3	8.1	105	72	33	45.8
Other	84	13	71	546.2	116	88	28	31.8

Total noninterest income	$2,199	$1,972	$227	11.5%	$6,935	$6,101	$834	13.7%

Noninterest income was $2.2 million for the quarter ended September 30, 2007 compared to $2.0 million for the quarter ended September 30, 2006. Noninterest income was $6.9 million for the nine months ended September 30, 2007 compared to $6.1 million for the same period of 2006. Contributing to the increase in noninterest income for the three and nine months ended September 30, 2007, were increases in wealth management fees of $104,000 and $326,000, respectively, and service fees of $84,000 and $42,000, respectively. Wealth management fees were higher principally due to growth in the market value of assets under administration. Increases in service fees for the three and nine months ended September 30, 2007 relate to fees associated with a new deposit product and electronic banking usage. The quarter ended September 30, 2007 included a net loss of $215,000 on the sale of $17.2 million of government-sponsored enterprise securities, as a result of a repositioning of the Company’s investment portfolio to benefit from the steeper yield curve. The proceeds were reinvested into longer-term and higher-yielding mortgage-backed securities. For the nine months ended September 30, 2007, the increase of $390,000 on the sale of available for sale securities included a gain of $321,000 from the sale of marketable equity securities during the first quarter.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and employee benefits	$3,826	$3,491	$335	9.6%	$11,342	$10,778	$564	5.2%
Occupancy and equipment	1,324	1,231	93	7.6	3,990	3,593	397	11.0
Computer and electronic banking services	661	662	(1)	(0.2)	1,930	1,921	9	0.5
Outside professional services	240	248	(8)	(3.2)	832	784	48	6.1
Marketing and advertising	178	234	(56)	(23.9)	587	591	(4)	(0.7)
Supplies and printing	117	131	(14)	(10.7)	393	395	(2)	(0.5)
Other	691	560	131	23.4	1,954	1,554	400	25.7

Total noninterest expenses	$7,037	$6,557	$480	7.3%	$21,028	$19,616	$1,412	7.2%

Noninterest expenses increased for both the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to increased operating costs associated with the expansion of branch offices and other noninterest expenses. New branch offices resulted in higher occupancy and equipment expense relative to additional operating lease payments, depreciation expense and other occupancy-related expenses. Compensation costs were higher in 2007 due to increased staffing levels associated with new branch offices, offset by a reduction in performance-based compensation which included lower loan origination commissions resulting from a decline in new loan volume. An increase in the provision for credit losses for off-balance sheet commitments contributed to the increase in other noninterest expenses for 2007. Outside professional services expense was higher for the nine months ended September 30, 2007 but lower in the third quarter of 2007 due to the termination of the agreement to purchase a mortgage company during the first quarter, resulting in a charge to operations for purchase-related transaction costs associated with the termination, offset by a reduction in auditing expenditures.

Income Tax Provision. For the three and nine months ended September 30, 2007, the Company’s income tax expense decreased $203,000 and $642,000, respectively. The effective tax rate for the three months ended September 30, 2007 and 2006 was 16.9% and 29.1%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 26.8% and 32.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2007 was impacted for the timing of deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $15.9 million, which included interest-bearing deposits and federal funds sold of $3.0 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $126.5 million at September 30, 2007. In addition, at September 30, 2007, the Company had the ability to borrow $238.1 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million, before deducting outstanding advances. On that date, the Company had advances outstanding of $122.7 million and no overnight lines of credit advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities. For the nine months ended September 30, 2007, the Company originated $100.3 million of loans and purchased $40.3 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2006, the Company originated $168.7 million of loans and purchased $31.7 million of securities.

Financing activities consist primarily of activities in deposit accounts and Federal Home Loan Bank advances. Liquidity needed to fund asset growth has historically been provided through deposits, Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and the initial public offering. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $4.8 million, $29.6 million and $51.8 million for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, respectively. Certificates of deposit due within one year of September 30, 2007 totaled $212.8 million, or 39.0%, of total deposits. Deposit flows are affected by the overall level of interest rates, products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company believes, based on past experience, that a significant portion of the certificates of deposit maturing within one year will remain with the Company. The Company experienced a net increase of $10.8 million in Federal Home Loan Bank advances for the nine months ended September 30, 2007. The Company had net increases of $24.0 million and $15.3 million in Federal Home Loan Bank advances for the years ended December 31, 2006 and 2005, respectively. The Company redeemed $7.2 million of debentures during the second quarter of 2007. For the nine months ended September 30, 2007, the Company repurchased 185,820 shares of common stock at a cost of $2.0 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2006 Annual Report on Form 10-K. Reference the comparison of financial condition in this report for further details on the Company’s capital resources.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2006. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2006 and September 30, 2007.

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

The contractual amount of commitments to extend credit represent the amount of potential accounting losses should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2007 and December 31, 2006 are as follows:

(Dollars in Thousands)	September 30, 2007	December 31, 2006
Commitments to extend credit: (1)
Future loan commitments (2)	$16,371	$7,658
Undisbursed construction loans	19,900	27,010
Undisbursed home equity lines of credit	21,089	21,554
Undisbursed commercial lines of credit	13,564	12,070
Overdraft protection lines	1,469	1,424
Standby letters of credit (3)	605	1,178

Total commitments	$72,998	$70,894

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)

Includes fixed-rate loan commitments of $6.7 million at interest rates ranging from 3.00% to 8.25% and $2.6 million at interest rates ranging from 5.125% to 8.000% at September 30, 2007 and December 31, 2006, respectively.

(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Outstanding commitments for the construction of a new branch facility in the aggregate totaled approximately $229,000 at September 30, 2007.

For the nine months ended September 30, 2007, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K.

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

The tables below set forth an approximation of the Company’s exposure as a percentage of estimated net interest income for the next twelve and twenty-four-month periods using interest income simulation. The simulation uses projected repricing of assets and liabilities at September 30, 2007 and December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the Company’s large percentage of loans and mortgage-backed securities, rising or falling interest rates have a significant impact on the prepayment speeds of its earning assets that in turn affect the rate sensitivity position. The prepayment rates on investment securities are assumed to fluctuate between 8% and 12% in a flat interest rate environment, between 6% and 9% in an increasing interest rate environment and between 13% and 50% in a decreasing interest rate environment, depending on the type of security. Loan prepayment rates are assumed to fluctuate between 6% and 15% in a flat interest rate environment, between 5% and 15% in a rising rate environment and between 6% and 30% in a falling rate environment, depending on the type of loan. As evidenced by these assumptions, when interest rates rise, prepayments tend to slow and when interest rates fall, prepayments tend to increase. The Company’s asset sensitivity would be reduced if prepayments slow and vice versa. Because prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed securities, collateralized mortgage obligations and loan repayment activity. Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

The Company’s management generally simulates changes to net interest income using three different interest rate scenarios. The first scenario anticipates the maximum foreseeable increase in rates over the next twelve months; management assumes this to be 200 basis points at September 30, 2007 and December 31, 2006. The second scenario anticipates management’s view of the most likely change in interest rates over the next twelve months; management’s current assumption is a 100 basis point increase in rates. The third scenario anticipates the maximum foreseeable decrease in rates over the next twelve months; management’s assumption is 200 basis points. The basis point change in each of the three scenarios is assumed to occur evenly over both the twelve and twenty-four months presented. As of September 30, 2007 and December 31, 2006, the Company’s estimated exposure as a percentage of estimated net interest income for the twelve-month and twenty-four-month periods is as follows:

September 30, 2007:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(5.29)%	(8.20)%
100 basis point increase in rates	(1.45)	(1.92)
200 basis point decrease in rates	0.00	(5.43)

December 31, 2006:	Percent Change in Estimated Net Interest Income Over
	12 Months	24 Months
200 basis point increase in rates	(4.88)%	(9.69)%
100 basis point increase in rates	(1.98)	(3.67)
200 basis point decrease in rates	0.50	(0.87)

As of September 30, 2007, based on the scenarios above, net interest income would be adversely affected in both the twelve and twenty-four-month periods if interest rates rose by 100 and 200 basis points and if interest rates decreased 200 basis points over the twenty-four-month period. Using net interest income for the quarter ended September 30, 2007, for each percentage point change in net interest income, the effect on the Company’s annual net income would be $146,000, assuming a 34% income tax rate.

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

For both the twelve-month and twenty-four-month periods, the effect on net interest income has declined in the event of a sudden and sustained decrease in prevailing market interest rates of 200 basis points and if interest rates increased 200 basis points over the twelve-month period at September 30, 2007 compared to December 31, 2006. The effect on net interest income would be favorable in the event of a sudden and sustained increase in prevailing market rates of 100 basis points over both the twelve and twenty-four-month periods and if interest rates increased 200 basis points over a twenty-four-month period at September 30, 2007 compared to December 31, 2006. As a result, the Company’s strategy is to better position the balance sheet for the anticipated economic slowdown by shortening the maturities on certificates of deposit, while lengthening the durations of borrowings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides certain information with regard to shares repurchased by the Company in the third quarter of 2007.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	75,000	$10.45	75,000	394,350
August 1, 2007 through August 31, 2007	79,000	10.35	79,000	315,350
September 1, 2007 through September 30, 2007	15,000	10.94	15,000	300,350

Total	169,000	$10.45	169,000	300,350

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

SI FINANCIAL GROUP, INC.

Date: November 13, 2007	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2007	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)