Form 10-K
period 2007-12-31
SI Financial Group, Inc.
filed 2008-03-27
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer                    ☐

Non-Accelerated Filer    ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $55.7 million, which was computed by reference to the closing price of $11.31, at which the common equity was sold as of June 30, 2007. Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 14, 2008, there were 11,891,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Parts II and III of this Form 10-K.

SI FINANCIAL GROUP, INC.

Forward-Looking Statements

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts; rather, they are statements based on management’s current expectations regarding our business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions. Management’s ability to predict results of the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of SI Financial Group, Inc. (the “Company”) and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s annual report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Branch Acquisitions

On January 14, 2008, the Company completed its acquisition of Eastern Federal Bank’s branch office located in Colchester, Connecticut, which was announced in October 2007. In accordance with Financial Accounting Standards Board No. 141, “Business Combinations” the Company accounted for the branch acquisition as a purchase in January 2008. The Company acquired assets, including cash, loans and fixed assets totaling $423,000 and assumed deposit liabilities of $18.4 million.

On November 14, 2007, the Company reached an agreement with The Bank of Southern Connecticut to acquire their New London branch office. The Company completed the acquisition, which was accounted for as a purchase, during the first quarter of 2008. The Company acquired assets, including cash, loans and fixed assets, aggregating $8.0 million and assumed deposit liabilities totaling $9.3 million.

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

Market Area

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford. The Bank operates offices in Windham, New London, Tolland and Hartford Counties, which the Bank considers its primary market area. The economy in its market area is primarily oriented to the educational, service, entertainment, manufacturing and retail industries.

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County’s population in 2007 was 118,000 and consisted of 43,000 households. The population increased 8.6% from 2000. Median household income in Windham County is $54,000, compared to $66,000 for Connecticut as a whole and $44,000 nationally. The surrounding counties of Hartford, New London and Tolland Counties have median household incomes of $61,000, $61,000 and $72,000, respectively.

Competition

The Bank faces significant competition for the attraction of deposits and origination of loans. The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), the Bank held approximately 19.38% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county. Also, at June 30, 2007, the Bank held approximately 0.97% of the deposits in Hartford, New London and Tolland Counties, which is the 15th market share out of 38 financial institutions with offices in these counties. Banks owned by Bank of America Corp., Webster Bank Financial Corporation, TD Banknorth Group, Inc., Sovereign Bancorp., Inc. and Citizens Financial Group, Inc., all of which are large regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans. The Bank historically and currently originates loans primarily for investment purposes. At December 31, 2007, the Bank had $410,000 in loans that were held for sale.

The following table summarizes the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
(Dollars in Thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$330,389	55.87%	$309,695	53.65%	$266,739	51.66%	$252,180	55.99%	$226,881	58.29%
Multi-family and commercial	132,819	22.46	118,600	20.55	100,926	19.54	82,213	18.25	73,428	18.87
Construction	37,231	6.29	44,647	7.73	47,325	9.16	35,773	7.94	20,652	5.30

Total real estate loans	500,439	84.62	472,942	81.93	414,990	80.36	370,166	82.18	320,961	82.46
Consumer loans:
Home equity	17,774	3.01	18,489	3.20	20,562	3.98	18,335	4.07	14,411	3.70
Other	3,330	0.56	10,616	1.84	3,294	0.64	2,790	0.62	3,107	0.80

Total consumer loans	21,104	3.57	29,105	5.04	23,856	4.62	21,125	4.69	17,518	4.50
Commercial business loans	69,850	11.81	75,171	13.03	77,552	15.02	59,123	13.13	50,746	13.04

Total loans	591,393	100.00%	577,218	100.00%	516,398	100.00%	450,414	100.00%	389,225	100.00%

Deferred loan origination costs, net of deferred fees	1,390		1,258		1,048		743		387
Allowance for loan losses	(5,245)		(4,365)		(3,671)		(3,200)		(2,688)

Loans receivable, net	$587,538		$574,111		$513,775		$447,957		$386,924

One- to Four-Family Residential Loans. The Bank’s primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area. The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s own pricing criteria and competitive market conditions. Additionally, the Bank offers reverse mortgages to its customers, through a correspondent relationship with another institution, in response to increasing demand for this type of product.

The Bank offers fixed-rate loans with terms of 10, 15, 20, 30 or 40 years. The Bank’s adjustable-rate mortgage loans are based primarily on 30 year amortization schedules. Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

The Bank originates adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically

2.0-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. At December 31, 2007, the largest outstanding multi-family or commercial real estate loan was $4.2 million. This loan is secured by office space and storage units and was performing according to its terms at December 31, 2007.

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

Construction and Land Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three months to a maximum of twenty-four months as allowed by the Bank’s Loan Policy. Loans generally can be made with a maximum loan-to-value ratio of 90% on residential construction and 75% on commercial construction for nonresidential properties and 80% on commercial multi-family construction of the lower of appraised value or cost of the project, whichever is less. At December 31, 2007, the largest outstanding residential construction loan commitment was for $580,000, of which $554,000 was outstanding. At December 31, 2007, the largest outstanding commercial construction loan commitment, for the construction of a nursing home and rehabilitation facility, was $7.3 million, of which all was outstanding. These loans were performing according to their terms at December 31, 2007. Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser. Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

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

The Bank also originates land loans to individuals and local contractors and developers only for the purpose of making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land. Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%. The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current The Wall Street Journal prime rate plus a 1.0 – 2.0% margin. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area. The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit. At December 31, 2007, the largest commercial loan was a $1.4 million loan, which is secured by a business asset consisting of a waste processing system. This loan was performing according to its terms at December 31, 2007.

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

The Bank offers equipment lease financing to its commercial customers. Financing is available up to 100% of the leased equipment and amortized over a period of one to three years. All commercial leasing loans, totaling $561,000, were performing according to terms at December 31, 2007.

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

In February 2006, the Bank purchased a participation interest in a pool of automobile loans from UnitedOne Credit Union, which were serviced by Flatiron Financial Services, Inc. (formerly Centrix Financial, LLC), for a total purchase price of $10.3 million. These loans were secured by new and used automobiles. The indirect automobile loans had fixed interest rates and generally had terms up to seven years. In June 2007, the Company sold the remaining $5.2 million of the indirect automobile loan portfolio in accordance with the recourse provisions of the original purchase agreement.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. The Bank will offer home equity loans with maximum combined loan-to-value ratio of 100%, provided that loans in excess of 80% will be charged a higher rate of interest and require private mortgage insurance. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

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

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the United States Department of Agriculture and the Small Business Administration. The loans are primarily for commercial and agricultural properties located throughout the United States. The Bank purchased no loans during 2007 and $675,000 of these loans in fiscal 2006. Additionally, the Bank purchased no indirect automobile loans during 2007 and $10.3 million of indirect automobile loans in 2006.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained, based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. Proceeds from the sale of loans totaled $13.8 million and $11.0 million for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, the Bank retained the servicing rights on $75.7 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2007, the balance of loans sold with recourse totaled $52,000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. The gross servicing fee income from loans sold with servicing rights retained is typically 25.0 or 37.5 basis points of the total balance of serviced loans. The related servicing rights for these loans was $422,000 and $392,000 at December 31, 2007 and 2006, respectively. Amortization of mortgage servicing rights totaled $94,000 and $78,000 for the years ended December 31, 2007 and 2006, respectively.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Loans at beginning of year	$577,218	$516,398	$450,414
Originations:
Real estate loans	112,372	144,533	154,166
Commercial business loans	13,285	11,094	12,635
Consumer loans	10,479	13,096	17,011

Total loan originations	136,136	168,723	183,812
Purchases	—	11,007	22,211
Deductions:
Principal loan repayments, prepayments and other, net	106,948	107,672	104,126
Loan sales	13,666	11,039	35,534
Loan charge-offs	434	199	29
Transfers to other real estate owned	913	—	350

Total deductions	121,961	118,910	140,039

Net increase in loans	14,175	60,820	65,984

Loans at end of year	$591,393	$577,218	$516,398

Loan Maturity. The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2007. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	Amounts Due In
(Dollars in Thousands)	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due
Real estate loans:
Residential – 1 to 4 family	$87	$5,737	$324,565	$330,389
Multi-family and commercial	2,395	5,305	125,119	132,819
Construction	10,831	1,007	25,393	37,231

Total real estate loans	13,313	12,049	475,077	500,439
Commercial business loans	9,208	6,751	53,891	69,850
Consumer loans	187	1,703	19,214	21,104

Total loans	$22,708	$20,503	$548,182	$591,393

While one- to four-family residential real estate loans are normally originated with terms of up to 40 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon the sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase, sale and refinancing activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

The following table sets forth, at December 31, 2007, the dollar amount of gross loans receivable contractually due after December 31, 2008, and whether such loans have either fixed interest rates, floating or adjustable interest rates. The amounts shown below exclude deferred loan fees and costs and the allowance for loan losses but include $7.6 million of nonperforming loans.

	Due After December 31, 2008
(Dollars in Thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential – 1 to 4 family	$199,153	$131,149	$330,302
Multi-family and commercial	10,792	119,632	130,424
Construction	20,749	5,651	26,400

Total real estate loans	230,694	256,432	487,126
Commercial business loans	34,685	25,957	60,642
Consumer loans	6,768	14,149	20,917

Total loans	$272,147	$296,538	$568,685

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

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s stated capital and reserves. At December 31, 2007, the Bank’s regulatory limit on loans to one borrower was $10.7 million. At that date, the Bank’s largest lending relationship was $8.5 million, representing two commercial business loans and a commercial construction loan for the construction of a nursing home and rehabilitation facility, of which $8.1 million was outstanding and performing according to the original repayment terms at December 31, 2007.

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

The following table sets forth the delinquencies in the Bank’s loan portfolio as of the dates indicated.

	December 31, 2007				December 31, 2006
	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
(Dollars in Thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
Residential – 1 to 4 family	4	$494	5	$618	2	$256	—	$—
Multi-family and commercial	—	—	1	42	—	—	—	—
Construction	2	3,677	2	2,405	—	—	—	—

Total real estate loans	6	4,171	8	3,065	2	256	—	—
Consumer loans:
Home equity	—	—	—	—	—	—	—	—
Other (1)	3	21	1	2	15	134	99	1,039

Total consumer loans	3	21	1	2	15	134	99	1,039
Commercial business loans	3	499	1	8	1	72	—	—

Total delinquent loans	12	$4,691	10	$3,075	18	$462	99	$1,039

(1)	Includes 110 indirect automobile loans totaling $1.2 million at December 31, 2006.

At December 31, 2007, total delinquencies of 60 days or more past due totaled $7.8 million, which represented an increase of $6.3 million compared to $1.5 million at December 31, 2006. Of the $6.3 million increase during 2007, $6.1 million represented two commercial construction loan relationships. The Company has identified the aforementioned loans as nonperforming and has recorded a specific reserve of $1.0 million against the outstanding balance of these loans.

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

The following table sets forth the principal balance of the Bank’s classified loans as of December 31, 2007.

(Dollars in Thousands)	Loss	Doubtful	Substandard	Special Mention
Real estate loans:
Residential – 1 to 4 family	$—	$—	$754	$—
Multi-family and commercial	—	—	658	7,393
Construction	—	—	6,082	5,511

Total real estate loans	—	—	7,494	12,904
Consumer loans:
Home equity	—	—	—	—
Other	1	18	3	—

Total consumer loans	1	18	3	—
Commercial business loans	—	9	800	418

Total classified loans	$1	$27	$8,297	$13,322

At December 31, 2007, the Bank had one loss rated loan and five loans rated as doubtful. Of the $8.3 million of substandard loans at December 31, 2007, $7.6 million were considered nonperforming loans. The largest substandard loan, a commercial construction loan, was $2.3 million, which is not more than 90 days past due. Of the $13.3 million of special mention loans, only one loan, a commercial mortgage loan, totaling $896,000, was 30 days past due at December 31, 2007.

At December 31, 2007, total classified loans related predominately to seven commercial construction loans totaling $11.6 million and eleven commercial real estate loans totaling $8.1 million. Declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. The continued weakening of both the local and national real estate markets has contributed to the inability of commercial developers to sell completed units, which resulted in declining collateral values and an increased risk of default.

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

The following table provides information with respect to the Bank’s nonperforming assets and troubled debt restructurings as of the dates indicated.

	December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Nonaccrual loans:
Real estate loans	$6,879	$392	$224	$943	$1,295
Commercial business loans	733	71	—	—	—
Consumer loans (1)	20	929	16	1	—

Total nonaccrual loans	7,632	1,392	240	944	1,295
Accruing loans past due 90 days or more:
Real estate loans	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total accruing loans past due 90 days or more	—	—	—	—	—

Total nonperforming loans	7,632	1,392	240	944	1,295
Real estate owned, net (2)	913	—	325	—	328

Total nonperforming assets	8,545	1,392	565	944	1,623
Troubled debt restructurings	71	72	74	76	77

Total nonperforming assets and troubled debt restructurings	$8,616	$1,464	$639	$1,020	$1,700

Ratios:
Total nonperforming loans to total loans	1.29%	0.24%	0.05%	0.21%	0.33%
Total nonperforming loans to total assets	0.97	0.18	0.03	0.15	0.25
Total nonperforming assets and troubled debt restructurings to total assets	1.09	0.19	0.09	0.16	0.33

(1)	Includes indirect automobile loans totaling $925,000 at December 31, 2006.
(2)	Real estate owned balances are shown net of related loss allowance.

In addition to the loans disclosed in the above table, at December 31, 2007, management identified 21 loans totaling $9.8 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the table above. All of the aforementioned loans have been classified as either substandard or special mention and are contained in the classified loan table on the previous page and are not more than 30 days delinquent.

Interest income that would have been recorded for the year ended December 31, 2007 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $462,000. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $21,000 for the year ended December 31, 2007.

Allowance for Loan Losses. The allowance for loan losses, a material estimate which could change significantly in the near-term, is established through a provision for loan losses charged to earnings to account for losses that are inherent in the loan portfolio and estimated to occur, and is maintained at a level that management considers adequate to absorb losses in the loan portfolio. Loan losses are charged against the allowance for loan losses when management believes that the uncollectibility of the principal loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses when received. The Bank evaluates the allowance for loan losses on a monthly basis.

The methodology for assessing the appropriateness of the allowance for loan losses consists of the following key elements:

•	Specific allowances for identified impaired loans;

•	General valuation allowance on the remainder of the loan portfolio

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

Specific Allowance for Identified Impaired Loans. For such loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

The Bank reviews and establishes, as needed, a specific allowance for certain identified non-homogeneous problem loans. In accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended by Statement of Financial Accounting Standards No. 118, “Accounting by Creditors for Impairment of a Loan- – an amendment of FASB Statement No. 114,” a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due under the contractual terms of the original loan agreement. Measurement of the impairment is based on the present value of expected future cash flows or the fair value of the collateral, if the loan is collateral dependent. A specific allowance on impaired loans is established if the present value of the expected future cash flows, or fair value of the collateral for collateral dependent loans, is lower than the carrying value of the loan.

General Valuation Allowance on the Remainder of the Loan Portfolio. The Bank establishes a general allowance on the remainder of the loan portfolio, after excluding impaired loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Bank’s historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Bank’s primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated annually to ensure their relevance in the current economic environment.

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

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Allowance at beginning of year	$4,365	$3,671	$3,200	$2,688	$3,067
Provision for loan losses	1,062	881	410	550	1,602
Charge-offs:
Real estate loans	(246)	—	(17)	—	(1,523)
Commercial business loans	—	—	(1)	(13)	(374)
Consumer loans	(188)	(199)	(11)	(62)	(216)

Total charge-offs	(434)	(199)	(29)	(75)	(2,113)
Recoveries:
Real estate loans	135	4	70	19	89
Commercial business loans	—	2	3	6	24
Consumer loans	117	6	17	12	19

Total recoveries	252	12	90	37	132

Net (charge-offs) recoveries	(182)	(187)	61	(38)	(1,981)

Allowance at end of year	$5,245	$4,365	$3,671	$3,200	$2,688

Ratios:
Allowance to total loans outstanding at end of year	0.89%	0.76%	0.71%	0.71%	0.69%
Allowance to nonperforming loans	68.72	313.58	1529.58	338.98	207.57
Net (charge-offs) recoveries to average loans outstanding during the year	(0.03)	(0.03)	0.01	(0.01)	(0.55)
Recoveries to charge-offs	58.06	6.03	310.34	49.30	6.25

The higher provision for 2007 reflects increases in the Bank’s classified and nonperforming loans, specific reserves for impaired loans and loan growth from the prior year-end. Specific reserves relating to impaired loans increased to $1.3 million at December 31, 2007 compared to $14,000 at December 31, 2006. The ratio of the allowance for loan losses to total loans increased from 0.76% at December 31, 2006 to 0.89% at December 31, 2007. At December 31, 2007, nonperforming loans totaled $7.6 million, compared to $1.4 million at December 31, 2006. Two commercial construction loans accounted for $6.1 million of nonperforming loans and $1.0 million in specific reserves. While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. As a result, the Company has increased its provision for loan losses on this portion of the loan portfolio during the second half of 2007 to reflect the increased risk of loss associated with this type of lending.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2007			2006			2005
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$4,155	79.22%	84.62%	$3,244	74.32%	81.93%	$2,639	71.89%	80.36%
Commercial business	922	17.57	11.81	783	17.94	13.03	892	24.29	15.02
Consumer loans	168	3.21	3.57	338	7.74	5.04	140	3.82	4.62

Total allowance for loan losses	$5,245	100.00%	100.00%	$4,365	100.00%	100.00%	$3,671	100.00%	100.00%

	December 31,
	2004			2003
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$2,403	75.08%	82.18%	$2,093	77.86%	82.46%
Commercial business	641	20.02	13.13	461	17.15	13.04
Consumer loans	152	4.74	4.69	80	2.98	4.50
Unallocated	4	0.16	—	54	2.01	—

Total allowance for loan losses	$3,200	100.00%	100.00%	$2,688	100.00%	100.00%

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds. The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2007.

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

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), requires that securities be categorized as either “held to maturity,” “trading securities” or “available for sale” based on management’s intent as to the ultimate disposition of each security. Debt securities may be classified as “held to maturity,” and reported in the financial statements at amortized cost, only if the Company has the positive intent and ability to hold those securities until maturity. Securities purchased and held principally for the purpose of trading in the near term are classified as “trading securities.” These securities are reported at fair value in the financial statements, with unrealized gains and losses recognized in earnings. Debt and equity securities not classified as either “held to maturity” or “trading securities” are classified as “available for sale securities.” These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of taxes.

At December 31, 2007, the Company’s investment portfolio, which consisted solely of available for sale securities, totaled $141.9 million and represented 18.0% of assets. The Company’s available for sale securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, AAA-rated “private-label” mortgage-backed securities with maturities of 30 years or less, government-sponsored enterprises with maturities of five years or less and corporate debt securities.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
	2007		2006		2005
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$1,156	$1,132	$1,596	$1,602	$4,820	$4,813
Government-sponsored enterprises	32,551	32,762	66,190	65,263	73,135	71,490
Mortgage-backed securities	92,184	92,864	45,481	44,815	37,346	36,538
Corporate debt securities	10,075	10,038	3,917	3,903	4,537	4,528
Obligations of state and political subdivisions	2,000	2,018	2,000	2,024	1,499	1,546
Tax-exempt securities	350	350	420	420	490	490
Foreign government securities	100	100	100	99	75	74

Total debt securities	138,416	139,264	119,704	118,126	121,902	119,479
Marketable equity securities	2,734	2,650	1,336	1,382	555	540

Total available for sale securities	$141,150	$141,914	$121,040	$119,508	$122,457	$120,019

The Company had no individual investments that had an aggregate book value in excess of 10% of its stockholders’ equity at December 31, 2007.

The following table sets forth the amortized cost, weighted-average yields and contractual maturities of securities at December 31, 2007. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2007, the amortized cost of mortgage-backed securities with adjustable rates totaled $15.3 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$42	8.52%	$694	6.60%	$420	7.54%	$1,156	7.01%
Government-sponsored enterprises	14,832	3.80	17,719	4.52	—	—	—	—	32,551	4.19
Mortgage-backed securities	—	—	1,840	3.58	11,177	4.86	79,167	5.42	92,184	5.32
Corporate debt securities	—	—	—	—	—	—	10,075	6.93	10,075	6.93
Obligations of state and political subdivisions	1,000	6.79	—	—	500	3.59	500	5.60	2,000	5.69
Tax-exempt securities	70	3.87	280	3.87	—	—	—	—	350	3.87
Foreign government securities	25	5.10	75	5.35	—	—	—	—	100	5.29

Total debt securities	15,927	3.99	19,956	4.43	12,371	4.91	90,162	5.60	138,416	5.19
Marketable equity securities	—	—	—	—	—	—	2,734	6.04	2,734	6.04

Total available for sale securities	$15,927	3.99%	$19,956	4.43%	$12,371	4.91%	$92,896	5.61%	$141,150	5.20%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Connecticut. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. The Bank also utilizes brokered certificates of deposits, which at December 31, 2007 amounted to $2.1 million, as an alternate source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, and even higher rates on long-term deposits, but not be the market leader in every account type and maturity.

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

	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Beginning balance	$541,922	$512,282	$460,480
(Decrease) increase before interest credited	(5,928)	16,483	43,265
Interest credited	15,778	13,157	8,537

Net increase in deposits	9,850	29,640	51,802

Ending balance (1)	$551,772	$541,922	$512,282

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.4 million, $3.2 million and $3.0 million at December 31, 2007, 2006 and 2005, respectively. Includes brokered deposits of $2.1 million, $7.1 million and $5.0 million at December 31, 2007, 2006 and 2005, respectively.

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
	2007		2006		2005
(Dollars in Thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$56,762	10.29%	$55,703	10.28%	$51,996	10.15%
NOW and money market accounts	151,237	27.41	126,567	23.36	125,156	24.43
Savings accounts (1)	69,876	12.66	81,020	14.94	90,879	17.74
Certificates of deposit (2)	273,897	49.64	278,632	51.42	244,251	47.68

Total deposits	$551,772	100.00%	$541,922	100.00%	$512,282	100.00%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.4 million, $3.2 million and $3.0 million at December 31, 2007, 2006 and 2005, respectively.
(2)	Includes brokered deposits of $2.1 million, $7.1 million and $5.0 million at December 31, 2007, 2006 and 2005, respectively.

The Bank had $80.7 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2007, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate
Maturity Period:
Three months or less	$17,715	4.44%
Over three through six months	16,489	4.79
Over six through twelve months	27,035	4.77
Over twelve months	19,478	4.59

Total	$80,717	4.66%

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, years to maturity and percent of total certificate accounts at December 31, 2007.

	Amount Due
(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
0.40 – 2.00%	$18,002	$—	$—	$—	$—	$18,002	6.57%
2.01 – 3.00%	7,746	3,005	—	—	—	10,751	3.93
3.01 – 4.00%	9,892	8,470	2,338	500	7	21,207	7.74
4.01 – 5.00%	127,094	13,626	23,002	512	3,286	167,520	61.16
5.01 – 6.00%	49,101	2,611	3,307	787	487	56,293	20.55
6.01 – 6.78%	124	—	—	—	—	124	0.05

Total	$211,959	$27,712	$28,647	$1,799	$3,780	$273,897	100.00%

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

Advances from the FHLB increased $29.7 million, or 26.5%, for the year ended December 31, 2007 to $141.6 million. For 2007, new advances tended to be shorter in duration to provide the Company flexibility to repay the advances in the future because of their higher interest rates. The increased borrowings were used to fund asset growth.

Junior Subordinated Debt Owed to Unconsolidated Trusts. In 2002, SI Capital Trust I (the “Trust”), a business trust, issued $7.0 million of preferred securities in a private placement and issued approximately 217 shares of common stock at $1,000 par value to the Company. The Trust used the proceeds of these issuances to purchase $7.2 million of the Company’s floating rate junior subordinated deferrable interest debentures. The interest rate on the debentures and the trust preferred securities was variable based on 3.70% over the six-month LIBOR. The trust securities were redeemed at par on April 22, 2007 and the Trust was subsequently dissolved.

In 2006, the Company formed SI Capital Trust II (“Trust II”), which issued $8.0 million of trust preferred securities through a pooled trust preferred securities offering. The Company owns all of the common securities of Trust II, which has no independent assets or operations. Trust II was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. A portion of the proceeds from the offering were used to redeem trust preferred securities of the Trust. The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%. The interest rate on these securities at December 31, 2007 was 6.69%. The Company may redeem the trust preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

The debentures are the sole assets of Trust II and are subordinate to all of the Company’s existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders. The Company’s obligations under the guarantee and the Company’s obligations under the debentures, the related indentures and the trust agreement relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of Trust II under the trust preferred securities. If the Company defers interest payments on the junior subordinated debt, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The debentures are also subject to redemption before September 15, 2011, at a specified price after the occurrence of certain events that would either have a negative tax effect on Trust II or the Company or would result in Trust II being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, Trust II will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Additionally, the Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2007.

The following table sets forth information regarding the Company’s borrowings at the dates or for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$141,619	$117,982	$93,190
Subordinated debt	15,465	15,465	7,217
Average balance outstanding during the year:
FHLB advances	$114,960	$101,902	$79,596
Subordinated debt	10,463	9,522	7,217
Weighted-average interest rate during the year:
FHLB advances	4.59%	4.27%	3.90%
Subordinated debt	7.42	8.21	6.86
Balance outstanding at end of year:
FHLB advances	$141,619	$111,956	$87,929
Subordinated debt	8,248	15,465	7,217
Weighted-average interest rate at end of year:
FHLB advances	4.53%	4.44%	3.97%
Subordinated debt	6.69	8.01	8.15

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions. Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements. The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality. Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business in order to accumulate assets and increase fee-based income. At December 31, 2007, trust assets under administration were $169.8 million, consisting of 340 accounts, the largest of which totaled $9.2 million, or 5.4%, of the trust department’s total assets. The acquisition of SI Trust Servicing, in Rutland, Vermont, in November 2005 represented an opportunity for significant growth of the Bank’s wealth management business. SI Trust Servicing offers third-party trust outsourcing services to other community banks located throughout the country. As of December 31, 2007, SI Trust Servicing provided trust outsourcing services to 12 clients, consisting of 4,937 accounts totaling $5.4 billion in assets. For the years ended December 31, 2007, 2006 and 2005, total trust services revenue was $3.6 million, $3.2 million and $1.0 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II. SI Capital Trust II was established in 2006 as a statutory trust under Delaware law to issue trust preferred securities. The trust has no independent assets or operations. SI Capital Trust II issued $8.0 million of trust preferred securities in September 2006. All of the common securities of SI Capital Trust II are owned by the Company.

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

SI Realty Company, Inc. SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2007, SI Realty Company, Inc. had $1.1 million in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property. SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was $89,000 and $188,000 for the years ended December 31, 2007 and 2006, respectively.

Personnel

At December 31, 2007, the Company had 227 full-time employees and 42 part-time employees. None of the Company’s employees are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the FDIC, as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC, to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, SI Bancorp, MHC and the Bank and their operations. The Company and SI Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses is limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2007, the Bank exceeded each of these capital requirements.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See Item 1. Business. “Lending Activities – Loans to One Borrower.”

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2007, the Bank maintained 78.28% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, financial condition and complexity of portfolio. The OTS assessments paid by the Bank for 2007 were $190,000.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was approximately $344,000, of which $100,000 is remaining as of December 31, 2007. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in FHLB. The Bank was in compliance with this requirement with an investment in FHLB at December 31, 2007 of $7.8 million.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

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

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permits such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. The Company’s maximum federal income tax rate was 34.0% for 2007.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts for institutions with assets in excess of $500.0 million and the percentage of taxable income method for all institutions for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those tax-based bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the institution failed certain tests. Approximately $3.7 million of the Bank’s accumulated tax-based bad debt reserves would not be recaptured into taxable income unless it makes a “non-dividend distribution” to the Company as described below.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax-based bad debt reserves, including the balance of its Base Year Reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2007) to arrive at Connecticut income tax.

In May 1998, the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut corporation business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Bank’s formation of a passive investment company in January 1999 substantially eliminates the state income tax expense of the Company and its subsidiaries under current law. See Item 1. Business. “Subsidiary Activities – SI Mortgage Company” for a discussion of the Bank’s passive investment company.

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	53	President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC

Brian J. Hull	47	Executive Vice President, Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC

Sonia M. Dudas	57	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company

William E. Anderson, Jr.	38	Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company

Laurie L. Gervais	43	Vice President and Director of Human Resources of Savings Institute Bank and Trust Company

John P. Kearney	54	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2007.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC since 1995, 2000 and 2004, respectively. Mr. Brouillard has been a director of the Company since 1995.

Brian J. Hull has been Executive Vice President since 2002 and Chief Financial Officer and Treasurer since he joined Savings Institute Bank and Trust Company in 1997. Mr. Hull has served as Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC since 2000 and 2004, respectively.

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

John P. Kearney has been Senior Vice President and Senior Credit Officer since 2007. Mr. Kearney joined Savings Institute Bank and Trust Company in 2006. Prior to joining Savings Institute Bank & Trust Company, Mr. Kearney was a Partner in a Connecticut-based public accounting firm and a Senior Vice President of HSBC Group, a banking and financial services organization.

Item 1A.	Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following factors.

•

The Company’s increased emphasis on commercial lending may expose it to increased lending risks. At December 31, 2007, $202.7 million, or 34.3%, of the Company’s loan portfolio consisted of commercial real estate and commercial business loans. The Company intends to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

•

The Company’s inability to achieve profitability on new branches may negatively impact its earnings. The Company considers its primary market area to consist of Hartford, New London, Tolland and Windham counties. However, the majority of the Company’s facilities are located in and a substantial portion of the Company’s business is derived from Windham county, which has a lower median household income and a higher unemployment rate than other counties in the Company’s market area and the rest of Connecticut. To address this, in recent years, the Company has expanded its presence throughout its market area and intends to pursue further expansion through the establishment of additional branches in Hartford, New London, Tolland and Middlesex counties, each of which has more favorable economic conditions than Windham County. The profitability of the Company’s expansion policy will depend on whether the income that it generates from the additional branches it establishes or purchases will offset the increased expenses resulting from operating new branches. The Company expects that it may take a period of time before new branches can become profitable, especially in areas in which it does not have an established presence. During this period, operating these new branches may negatively impact the Company’s net income.

•

Fluctuations in interest rates could reduce the Company’s profitability and affect the value of its assets. Like other financial institutions, the Company is subject to interest rate risk. The Company’s primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in the general level of interest rates can affect the Company’s net interest income by affecting the difference between the weighted-average yield earned on the Company’s interest-earning assets and the weighted-average rate paid on the Company’s interest-bearing liabilities, or interest rate spread and the average life of the Company’s interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect: (1) the ability to originate loans; (2) the value of the Company’s interest-earning assets and the Company’s ability to realize gains from the sale of such assets; (3) the ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of the Company’s borrowers to repay adjustable or variable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. Although the Company believes that the estimated maturities of its interest-earning assets currently are well balanced in relation to the estimated maturities of its interest-bearing liabilities, there can be no assurance that the Company’s profitability would not be adversely affected during any period of changes in interest rates.

•

Strong competition within the Company’s market area could hurt the Company’s profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2007, the Company held approximately 0.97% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 15th market share of deposits out of 38 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

•

The trading history of the Company’s common stock is characterized by low trading volume. The Company’s common stock may be subject to sudden decreases due to the volatility of the price of the Company’s common stock. The Company’s common stock trades on the NASDAQ Global Market. Over the past 50 days, the average daily trading volume of its common stock was approximately 8,000 shares. The Company cannot predict whether a more active trading market in its common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of its common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of the Company’s common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in the Company’s operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which the Company operates;

•	press releases, announcements or publicity relating to the Company or the Company’s competitors or relating to trends in the Company’s industry;

•	changes in expectations as to the Company’s future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of the Company’s common stock;

•	changes in economic conditions in the Company’s marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting the Company’s competitors or the Company

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

•

If the value of real estate in eastern Connecticut were to decline materially, a significant portion of the Company’s loan portfolio could become under-collateralized, which would have a material adverse effect on the Company. With most of the Company’s loans concentrated in eastern Connecticut, a decline in local economic conditions could adversely affect the value of the real estate collateral securing the Company’s loans. A decline in property values would diminish the Company’s ability to recover on defaulted loans by selling the real estate collateral, making it more likely that the Company would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to the allowance for loan losses through increased provisions for loan losses, which would hurt the Company’s profits. Also, a decline in local economic conditions may have a greater effect on earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

•

The Company’s level of nonperforming loans and classified assets expose it to increased lending risks. Further, the Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio. At December 31, 2007, loans that were classified as either special mention, substandard, doubtful or loss totaled $21.6 million, representing 3.7% of total loans, including nonperforming loans of $7.6 million, representing 1.29% of total loans. In addition, the Company’s nonperforming and classified loans have increased in each of the last two years. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance, we would experience loan losses, which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, the Company’s allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results.

At December 31, 2007, the Company’s allowance for loan losses totaled $5.2 million, which represented 0.89% of total loans, 68.72% of nonperforming loans and 242.30% of classified assets. The Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on the Company’s operating results.

•

Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of the Company, which may adversely affect its stock price. Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. The possibility of a remutualization transaction has recently resulted in a degree of takeover speculation for mutual holding companies that is reflected in the per share price of mutual holding companies’ common stock. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’s concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, the Company’s per share stock price may be adversely affected.

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

•

The Company operates in a highly regulated environment and it may be adversely affected by changes in laws and regulations. The Company is subject to extensive regulation, supervision and examination by the OTS, the Company’s chartering authority and the FDIC, as insurer of the Bank’s deposits. SI Bancorp, MHC, the Company and the Bank are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on the Company’s operations, the classification of its assets and determination of the level of the Bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Company’s operations.

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

The Bank conducts its business through its main office, branch offices and other properties. The following table sets forth certain information relating to these facilities as of December 31, 2007.

Location	Year Opened	Square Footage	Own/ Lease		Date of Lease Expiration		Net Book Value as of December 31, 2007
							(Dollars in thousands)
Main Office:
803 Main Street	1870	26,210	Own		—		$1,773
Willimantic, Connecticut 06226

Branch Offices:
115 Main Street	1974	2,400	Own		—		491
Hebron, Connecticut 06248

554 Exeter Road, Route 207	1978	2,128	Own		—		223
Lebanon, Connecticut 06249

9 Proulx Street	1990	1,538	Lease	(1)	2010		160
Brooklyn, Connecticut 06234

85 Freshwater Boulevard	1992	4,365	Lease		2012	(2)	—
Enfield, Connecticut 06082

596 Hartford Pike	1996	2,575	Lease		2026	(3)	599
Dayville, Connecticut 06241

971 Poquonnock Road	1997	3,373	Lease		2012	(4)	22
Groton, Connecticut 06340

Big Y, 224 Salem Turnpike	1998	600	Lease		2008	(2)	—
Norwich, Connecticut 06360

108 Salem Turnpike	1998	3,208	Lease	(1)	2027	(5)	923
Norwich, Connecticut 06360

344 Prospect Street	1998	2,160	Lease		2008	(2)	219
Moosup, Connecticut 06354

Shaw’s, 60 Cantor Drive	1998	421	Lease		2010	(4)	—
Willimantic, Connecticut 06226

180 Westminster Road, Route 14	1998	1,781	Lease		2008	(2)	3
Canterbury, Connecticut 06331

Walmart, 474 Boston Post Road	2000	540	Lease		2010	(4)	32
North Windham, Connecticut 06256

Walmart, Lisbon Landing, 180 River Road	2001	695	Lease		2011	(4)	63
Lisbon, Connecticut 06351

East Brook Mall, 95 Storrs Road	2002	2,200	Lease		2022	(3)	446
Mansfield, Connecticut 06250

1000 Sullivan Avenue	2005	2,955	Lease		2025	(2)	19
South Windsor, Connecticut 06074

Mystic Plaza, 80 Stonington Road	2005	3,436	Lease		2015	(3)	307
Stonington, Connecticut 06378

200 Merrow Road, Route 195	2005	2,870	Lease		2015	(2)	223
Tolland, Connecticut 06084

303 Flanders Road, Unit 8	2006	3,075	Lease		2015	(3)	285
East Lyme, Connecticut 06333

2 Chapman Lane	2006	2,575	Lease		2015	(5)	728
Gales Ferry, Connecticut 06335

50 High Street	2007	2,573	Lease		2027	(6)	901
East Hampton, Connecticut 06424

Other Properties:
779 Main Street	1999	8,182	Own	(7)	—		194
Willimantic, Connecticut 06226

579 North Windham Road	2005	10,000	Lease	(8)	2010	(5)	339
North Windham, Connecticut 06256

80 West Street	2005	7,496	Lease	(9)	2011	(4)	—
Rutland, Vermont 05701

Total:							$7,950

(1)	The relocation of the Norwich, Connecticut office was completed in January 2008 and the Bank intends to relocate its Brooklyn, Connecticut office in June 2008.
(2)	The Company has an option to renew this lease for two additional five-year periods.
(3)	The Company has an option to renew this lease for four additional five-year periods.
(4)	The Company has an option to renew this lease for one additional five-year period.
(5)	The Company has an option to renew this lease for three additional five-year periods.
(6)	The Company has an option to renew this lease for two additional ten-year periods.
(7)

A portion of this property includes a parking lot for the main office. The remainder of this property has been leased to a subtenant under a lease that expires in December 2013. The subtenant has an option to renew this lease for two additional five-year periods.

(8)	A portion of this facility is used for an employee training center.
(9)	This facility houses trust operations.

Item 3.	Legal Proceedings.

At December 31, 2007, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. However, neither the Company nor the Bank is a party to any pending legal proceedings that management believes would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The market for the registrant’s common equity and related stockholder matters required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Company’s Annual Report to Stockholders.

For a description of restrictions on the Company’s ability to pay cash dividends, see Item 1. Business. “Regulation and Supervision – Limitation on Capital Distributions” in this annual report on Form 10-K and Note 17 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more information.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	25,000	$10.81	25,000	275,350
November 1, 2007 through November 30, 2007	100,000	10.44	100,000	175,350
December 1, 2007 through December 31, 2007	40,000	9.93	40,000	135,350

Total	165,000	$10.37	165,000

(1)

On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

On September 22, 2006, a trust formed by the Company completed the sale of $8.0 million of trust preferred capital securities to a pooled investment vehicle in a private placement offering pursuant to an applicable exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. acted as underwriters. There were no underwriting discounts or commissions. In April 2007, the Company utilized a portion of the net proceeds from the offering for the redemption of previously issued trust preferred securities which carried significantly higher interest rates.

Item 6.	Selected Financial Data.

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements and notes appearing elsewhere in this annual report.

Selected Financial Condition Data:	At December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Total assets	$790,198	$757,037	$691,868	$624,649	$518,141
Cash and cash equivalents	20,669	26,108	25,946	30,775	29,577
Securities held to maturity	—	—	—	—	1,728
Securities available for sale	141,914	119,508	120,019	120,557	77,693
Loans receivable, net	587,538	574,111	513,775	447,957	386,924
Deposits (1)	551,772	541,922	512,282	460,480	417,311
Federal Home Loan Bank advances	141,619	111,956	87,929	72,674	57,168
Junior subordinated debt owed to unconsolidated trust	8,248	15,465	7,217	7,217	7,217
Total stockholders’ equity	82,087	82,386	80,043	80,809	34,099

Selected Operating Data:	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2005	2004	2003
Interest and dividend income	$43,347	$40,777	$33,905	$28,603	$27,930
Interest expense	21,783	18,261	12,131	9,400	9,346

Net interest income	21,564	22,516	21,774	19,203	18,584
Provision for loan losses	1,062	881	410	550	1,602

Net interest income after provision for loan losses	20,502	21,635	21,364	18,653	16,982
Noninterest income	9,378	8,258	6,310	4,185	4,722
Noninterest expenses	27,928	25,959	22,588	21,031	16,606

Income before income tax provision	1,952	3,934	5,086	1,807	5,098
Income tax provision	540	1,156	1,689	519	1,713

Net income	$1,412	$2,778	$3,397	$1,288	$3,385

Basic earnings per share	$0.12	$0.24	$0.28	N/A	N/A
Diluted earnings per share	$0.12	$0.23	$0.28	N/A	N/A

Selected Operating Ratios:	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003
Performance Ratios:
Return on average assets	0.18%	0.38%	0.52%	0.23%	0.67%
Return on average equity	1.71	3.44	4.19	2.77	10.34
Interest rate spread (2)	2.47	2.81	3.19	3.41	3.81
Net interest margin (3)	2.98	3.26	3.56	3.64	3.98
Noninterest expenses to average assets (4)	3.66	3.56	3.47	3.71	3.30
Dividend payout ratio (5)	133.33	66.67	42.86	N/A	N/A
Efficiency ratio (6)	90.57	83.58	80.60	89.29	71.62
Average interest-earning assets to average interest-bearing liabilities	117.02	117.07	118.38	112.93	108.70
Average equity to average assets	10.88	11.07	12.45	8.21	6.51
Regulatory Capital Ratios:
Total risk-based capital ratio	15.21	15.84	16.79	18.03	12.45
Tier 1 risk-based capital ratio	14.37	14.86	15.87	17.12	11.50
Tier 1 capital ratio (7)	8.75	8.97	9.31	9.99	6.81
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.89	0.76	0.71	0.71	0.69
Allowance for loan losses as a percent of nonperforming loans	68.72	313.58	1529.58	338.98	207.57
Net (charge-offs) recoveries to average outstanding loans during the year	(0.03)	(0.03)	0.01	0.01	0.55

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	The noninterest expenses to average assets ratio, excluding the effect of the contribution expense to SI Financial Group Foundation, was 3.27% for the year ended December 31, 2004.
(5)

Dividends declared per share divided by basic net income per common share. Dividends paid on shares held by SI Bancorp, MHC are waived and are excluded from this ratio. Comparable figures for 2004 and 2003 are not available since no dividends were paid during these periods.

(6)

Represents noninterest expenses divided by the sum of net interest income and noninterest income, less any realized gains or losses on the sale of securities. The efficiency ratio, excluding the effect of the contribution to SI Financial Group Foundation, was 78.62% for the year ended December 31, 2004.

(7)

Represents Tier 1 capital to total assets as required by OTS regulations at December 31, 2007, 2006, 2005 and 2004 and Tier 1 capital to total average assets at December 31, 2003 as required by FDIC regulations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders attached hereto as Exhibit 13.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are incorporated herein by reference to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders attached hereto as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Item to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Executive Officers

Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Disclosure of Code of Ethics

Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders. A copy of the code of ethics and business conduct is available to stockholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance

Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Information regarding executive compensation required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	503,550	$10.32	112,073
Equity compensation plans not approved by security holders	—	—	—
Total	503,550	$10.32	112,073

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Corporate Governance

Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 2 - Ratification of Independent Registered Public Accounting Firm – Audit Fees” and “Items to be Voted on by Stockholders – Item 2 - Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(1)	Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the Years Ended December 31, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

•	Notes to Consolidated Financial Statements

Such financial statements are incorporated by reference to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report to Stockholders.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto included in the Company’s Annual Report to Stockholders.

(3)	Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard (3)

10.2	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull (3)

10.3	* Form of Savings Institute Bank and Trust Company Employee Severance Compensation Plan (1)

10.4	* Savings Institute Directors Retirement Plan (1)

10.5	* Form of Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (4)

10.6	* Savings Institute Group Term Replacement Plan (1)

10.7	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (1)

10.8	* Form of Savings Institute Director Deferred Fee Agreement (1)

10.9	* Form of Savings Institute Director Consultation Plan (1)

10.10	* Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Sonia M. Dudas (5)

10.11	* SI Financial Group, Inc. 2005 Equity Incentive Plan (6)

10.12	* Change in Control Agreement by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and Laurie L. Gervais (4)

13.0	Annual Report to Stockholders

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 26, 2007.
(3)

Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 15, 2004.

(4)

Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007.

(5)

Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005.

(6)	Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual

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
March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 27, 2008

/s/ Brian J. Hull Brian J. Hull	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 27, 2008

/s/ Henry P. Hinckley Henry P. Hinckley	Chairman of the Board	March 27, 2008

/s/ Robert C. Cushman, Sr. Robert C. Cushman, Sr.	Director	March 27, 2008

/s/ Donna M. Evan Donna M. Evan	Director	March 27, 2008

/s/ Roger Engle Roger Engle	Director	March 27, 2008

/s/ Robert O. Gillard Robert O. Gillard	Director	March 27, 2008

/s/ Steven H. Townsend Steven H. Townsend	Director	March 27, 2008

/s/ Mark D. Alliod Mark D. Alliod	Director	March 27, 2008

/s/ Michael R. Garvey Michael R. Garvey	Director	March 27, 2008