Form 10-Q
period 2008-03-31
SI Financial Group, Inc.
filed 2008-05-14
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Non-Accelerated Filer  ☐                    Smaller Reporting Company Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008, there were 11,844,100 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	March 31, 2008	December 31, 2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,806	$14,543
Interest-bearing	2,631	5,126
Federal funds sold	12,000	1,000

Total cash and cash equivalents	29,437	20,669

Available for sale securities, at fair value	170,941	141,914
Loans held for sale	180	410
Loans receivable (net of allowance for loan losses of $5,298 at March 31, 2008 and $5,245 at December 31, 2007)	599,503	587,538
Accrued interest receivable	3,369	3,528
Federal Home Loan Bank stock, at cost	8,125	7,802
Bank-owned life insurance	8,485	8,410
Other real estate owned	—	913
Premises and equipment, net	12,837	11,806
Goodwill and other intangibles	4,207	643
Deferred tax asset, net	3,961	3,270
Other assets	3,537	3,295

Total assets	$844,582	$790,198

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$59,434	$56,762
Interest-bearing	543,731	491,573

Total deposits	603,165	548,335

Mortgagors’ and investors’ escrow accounts	1,859	3,437
Federal Home Loan Bank advances	144,678	141,619
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	7,743	6,472

Total liabilities	765,693	708,111

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,869,100 and 12,071,100 shares outstanding at March 31, 2008 and December 31, 2007, respectively)	126	126
Additional paid-in capital	51,925	51,852
Unallocated common shares held by ESOP	(3,795)	(3,876)
Unearned restricted shares	(1,057)	(1,181)
Retained earnings	39,673	39,933
Accumulated other comprehensive (loss) income	(740)	504
Treasury stock, at cost (694,650 shares at March 31, 2008 and 492,650 shares at December 31, 2007)	(7,243)	(5,271)

Total stockholders’ equity	78,889	82,087

Total liabilities and stockholders’ equity	$844,582	$790,198

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Loans, including fees	$9,216	$8,914
Securities:
Taxable interest	1,982	1,355
Tax-exempt interest	3	4
Dividends	158	126
Other	80	75

Total interest and dividend income	11,439	10,474

Interest expense:
Deposits	4,098	3,694
Federal Home Loan Bank advances	1,592	1,228
Subordinated debt	139	300

Total interest expense	5,829	5,222

Net interest income	5,610	5,252
Provision for loan losses	135	165

Net interest income after provision for loan losses	5,475	5,087

Noninterest income:
Service fees	1,285	1,126
Wealth management fees	971	922
Increase in cash surrender value of bank-owned life insurance	75	72
Net gain on sale of securities	110	321
Net gain on sale of loans	59	31
Other	28	11

Total noninterest income	2,528	2,483

Noninterest expenses:
Salaries and employee benefits	4,000	3,729
Occupancy and equipment	1,401	1,355
Computer and electronic banking services	721	638
Outside professional services	203	364
Marketing and advertising	197	172
Supplies and printing	175	126
Other	637	562

Total noninterest expenses	7,334	6,946

Income before income tax provision	669	624
Income tax provision	214	175

Net income	$455	$449

Net income per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity

	Shares	Dollars
Balance at December 31, 2007	12,563,750	$126	$51,852	$(3,876)	$(1,181)	$39,933	$504	$(5,271)	$82,087

Cash dividends declared ($0.04 per share)	—	—	—	—	—	(168)	—	—	(168)

Equity incentive plan shares earned	—	—	75	—	124	—	—	—	199

Committed to release 8,074 ESOP shares	—	—	(2)	81	—	—	—	—	79
Cumulative effect adjustment of a change in accounting principle – adoption of EITF 06-4	—	—	—	—	—	(547)	—	—	(547)

Treasury shares purchased (202,000 shares)	—	—	—	—	—	—	—	(1,972)	(1,972)

Comprehensive loss:

Net income	—	—	—	—	—	455	—	—	455

Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(1,244)	—	(1,244)

Total comprehensive loss									(789)

Balance at March 31, 2008	12,563,750	$126	$51,925	$(3,795)	$(1,057)	$39,673	$(740)	$(7,243)	$78,889

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$455	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	165
Employee stock ownership plan expense	79	103
Equity incentive plan expense	199	192
Accretion of investment premiums and discounts, net	(55)	(51)
Amortization of loan premiums and discounts, net	46	189
Depreciation and amortization of premises and equipment	522	528
Amortization of core deposit intangible	13	25
Amortization of deferred debt issuance costs	—	35
Amortization of mortgage servicing rights	27	22
Net gain on sale of securities	(110)	(321)
Deferred income tax benefit	(691)	(50)
Loans originated for sale	(4,787)	(2,637)
Proceeds from sale of loans held for sale	5,076	2,546
Net gain on sale of loans	(59)	(31)
Net gain on sale of other real estate owned	(10)	—
Increase in cash surrender value of bank-owned life insurance	(75)	(72)
Change in operating assets and liabilities:
Accrued interest receivable	198	383
Other assets	372	171
Accrued expenses and other liabilities	717	(241)

Net cash provided by operating activities	2,052	1,405

Cash flows from investing activities:
Purchases of available for sale securities	(46,809)	(7,766)
Proceeds from sales of available for sale securities	—	321
Proceeds from maturities of and principal repayments on available for sale securities	16,063	6,364
Net increase in loans	(4,705)	(6,122)
Purchases of Federal Home Loan Bank stock	(323)	—
Proceeds from sale of other real estate owned	923	—
Purchases of premises and equipment	(868)	(401)
Purchase of branches	15,932	—

Net cash used in investing activities	(19,787)	(7,604)

Cash flows from financing activities:
Net increase in deposits	27,162	8,890
Net decrease in mortgagors’ and investors’ escrow accounts	(1,578)	(1,493)
Proceeds from Federal Home Loan Bank advances	26,771	12,982
Repayments of Federal Home Loan Bank advances	(23,712)	(18,063)
Cash dividends on common stock	(168)	(205)
Treasury stock purchased	(1,972)	—

Net cash provided by financing activities	26,503	2,111

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2008	2007
Net change in cash and cash equivalents	8,768	(4,088)
Cash and cash equivalents at beginning of period	20,669	26,108

Cash and cash equivalents at end of period	$29,437	$22,020

Supplemental cash flow information:
Interest paid	$5,758	$5,049
Income taxes paid, net	153	152
Transfer of indirect automobile loans relating to repossessed assets to other assets	—	325

Asset Purchases:
The net liabilities assumed in the purchase of a branch office located in Colchester, Connecticut in January 2008 were as follows:
Assets:
Loans receivable	$231	$—
Accrued interest - loans	1	—
Core deposit intangible	159	—
Fixed assets, net	69	—
Goodwill	2,553	—

Total assets acquired	3,013	—

Liabilities:
Deposits	18,410	—
Accrued interest - deposits	1	—

Total liabilities assumed	18,411	—

Net liabilities assumed	$(15,398)	$—

The net liabilities assumed in the purchase of a branch office located in New London, Connecticut in March 2008 were as follows:
Assets:
Loans receivable	$7,210	$—
Accrued interest - loans	39	—
Fixed assets, net	616	—
Goodwill	865	—

Total assets acquired	8,730	—

Liabilities:
Deposits	9,258	—
Accrued interest - deposits	6	—

Total liabilities assumed	9,264	—

Net liabilities assumed	$(534)	$—

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-two offices in eastern Connecticut. The primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank.

SI Trust Servicing, the third-party provider of trust outsourcing services for community banks that was acquired by the Bank in November 2005, expanded the wealth management products offered by the Bank, and offers trust services to other community banks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2007 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments in nature necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the twelve months ending December 31, 2008.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FASB 141(R)”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

accounting treatment for certain specific items and expands disclosure requirements. FASB 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

Effective January 2008, the Company adopted FASB’s Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB issued Staff Position (“FSP”) FAS 157-1 to exclude FASB Statement No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS 157. Additionally, in February 2008, the FASB issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS 157 to its nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 11 for more details.

Effective January 2008, the Company adopted FASB’s Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. As a result of the adoption of EITF 06-4, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $547,000 and an increase in accrued liabilities related to the postretirement obligation of the Company.

Effective January 2008, the Company adopted FASB Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008, but has not elected to measure any permissible items at fair value. As a result, the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 503,219 and 10,000 for the three months ended March 31, 2008 and 2007, respectively. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. ESOP shares are included in weighted-average shares outstanding for basic net income per common share as they are committed to be released. Unvested restricted shares are only included in dilutive net income per common share computations.

(Dollars in Thousands, Except Share Amounts)	Three Months Ended March 31,
	2008	2007
Net income	$455	$449

Weighted-average common shares outstanding:
Basic	11,431,544	11,805,171
Effect of dilutive stock option and restricted stock awards	32,598	82,320

Diluted	11,464,142	11,887,491

Net income per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$2,980	$18	$(21)	$2,977
Government-sponsored enterprises	25,935	388	(10)	26,313
Mortgage-backed securities	127,879	1,722	(2,474)	127,127
Corporate debt securities	10,059	20	(609)	9,470
Obligations of state and political subdivisions	2,000	33	(23)	2,010
Tax-exempt securities	350	4	—	354
Foreign government securities	125	—	—	125

Total debt securities	169,328	2,185	(3,137)	168,376
Equity securities:
Marketable equity securities	2,734	—	(169)	2,565

Total available for sale securities	$172,062	$2,185	$(3,306)	$170,941

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

December 31, 2007 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,156	$2	$(26)	$1,132
Government-sponsored enterprises	32,551	261	(50)	32,762
Mortgage-backed securities	92,184	1,112	(432)	92,864
Corporate debt securities	10,075	208	(245)	10,038
Obligations of state and political subdivisions	2,000	18	—	2,018
Tax-exempt securities	350	—	—	350
Foreign government securities	100	—	—	100

Total debt securities	138,416	1,601	(753)	139,264
Equity securities:
Marketable equity securities	2,734	33	(117)	2,650

Total available for sale securities	$141,150	$1,634	$(870)	$141,914

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2008, the Company’s loan portfolio, net, was $599.5 million, or 71.0% of assets. The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Real estate loans:
Residential – 1 to 4 family	$331,987	$330,389
Multi-family and commercial	146,405	132,819
Construction	28,781	37,231

Total real estate loans	507,173	500,439
Consumer loans:
Home equity	17,273	17,774
Other	3,795	3,330

Total consumer loans	21,068	21,104
Commercial business loans	75,147	69,850

Total loans	603,388	591,393
Deferred loan origination costs, net of fees	1,413	1,390
Allowance for loan losses	(5,298)	(5,245)

Loans receivable, net	$599,503	$587,538

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

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

The allowance for loan losses consists of the following key elements:

¡

Specific allowances for identified impaired loans. For such loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

¡

General valuation allowance on the remainder of the loan portfolio, which represents a general valuation allowance on the remainder of the loan portfolio, after excluding impaired loans, segregated by loan category and assigned allowance percentages based on historical loan loss experience adjusted for qualitative factors.

The following table summarizes the activity in the allowance for loan losses at and for the three months ended March 31, 2008 and 2007.

(Dollars in Thousands)	At or For the Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$5,245	$4,365
Provision for loan losses	135	165
Loans charged-off	(96)	(84)
Recoveries of loans previously charged-off	14	22

Balance at end of period	$5,298	$4,468

NOTE 5. DEPOSITS

The following table sets forth the deposit balances, by type, at the dates indicated.

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Noninterest-bearing demand deposits	$59,434	$56,762
Interest-bearing accounts:
NOW and money market accounts	174,810	151,237
Savings accounts	67,094	66,439
Certificates of deposit (1)	301,827	273,897
Total interest-bearing accounts	543,731	491,573

Total deposits	$603,165	$548,335

(1)	Includes brokered deposits of $2.0 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

In January 2008, the Bank completed its acquisition of a branch office located in Colchester, Connecticut. The Bank received $15.4 million for the acquisition of $460,000 in net assets and the assumption of $18.4 million in net liabilities, resulting in goodwill of $2.6 million.

In March 2008, the Bank completed its acquisition of a branch office located in New London, Connecticut. The Bank received $534,000 for the acquisition of $7.9 million in net assets and the assumption of $9.3 million in net liabilities, resulting in goodwill of $865,000.

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Balance at beginning of period	$643	$643
Additions	3,418	—
Accumulated amortization	—	—

Balance at end of period, net	$4,061	$643

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for financial reporting purposes but rather evaluated for impairment. No impairment charges relating to goodwill were recognized during the three months ended March 31, 2008.

Core Deposit Intangible

In consideration for the assumption of $18.4 million of deposit liabilities from the Colchester, Connecticut branch office acquisition in January 2008, the Bank recorded a core deposit premium intangible of $159,000. The resulting core deposit premium intangible is amortized over five years using the sum-of-the-years-digits. The net book value of this asset at March 31, 2008 is as follows:

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Balance at beginning of period	$—	$973
Additions	159	—
Accumulated amortization	(13)	(973)

Balance at end of period, net	$146	$—

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 7. OTHER COMPREHENSIVE (LOSS) INCOME

Other comprehensive (loss) income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the three months ended March 31, 2008 and 2007 is as follows:

Three Months Ended March 31, 2008 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(1,775)	$604	$(1,171)
Reclassification adjustment for gains recognized in net income	(110)	37	(73)

Unrealized holding losses on available for sale securities, net of taxes	$(1,885)	$641	$(1,244)

Three Months Ended March 31, 2007 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding gains on available for sale securities	$726	$(247)	$479
Reclassification adjustment for gains recognized in net income	(321)	109	(212)

Unrealized holding gains on available for sale securities, net of taxes	$405	$(138)	$267

NOTE 8. EQUITY INCENTIVE PLAN

The 2005 Equity Incentive Plan (the “Incentive Plan”) allows the Company to grant up to 615,623 stock options and 246,249 shares of restricted stock to its employees, officers, directors and directors emeritus. Both incentive stock options and non-statutory stock options may be granted under the plan. All options have a contractual life of ten years and vest equally over a period of five years beginning on the first anniversary of the date of grant. At March 31, 2008, a total of 114,373 stock options were available for future grants. All restricted stock awards under the Company’s Incentive Plan were granted in May 2005 and vest equally over a period of five years beginning on the first anniversary of the date of grant.

In accordance with FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” the Company recognized share-based compensation expense related to the stock option and restricted stock awards for the three months ended March 31, 2008 and 2007 of $199,000 and $192,000, respectively.

The following is a summary of activity for the Company’s stock options for the three months ended March 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Options outstanding at beginning of period	503,550	$10.32	$2.99
Options granted	—	—	—
Options forfeited/cancelled	2,300	10.10	2.89

Options outstanding at end of period	501,250	$10.33	$2.99

Options exercisable at end of period	183,900	$10.13	$2.91

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

The following table summarizes information relating to stock options outstanding and exercisable at March 31, 2008:

Exercise Prices	Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Options Exercisable
$10.10	449,750	7.13	$10.10	179,900
11.39	10,000	7.90	11.39	4,000
12.51	41,500	9.21	12.51	—

	501,250	7.32	$10.33	183,900

NOTE 9. REGULATORY CAPITAL

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

At March 31, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2008 and December 31, 2007.

March 31, 2008 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$67,954	13.26%	$40,998	8.00%	$51,247	10.00%
Tier I Risk-based Capital Ratio	63,929	12.47	20,506	4.00	30,760	6.00
Tier I Capital Ratio	63,929	7.74	33,038	4.00	41,298	5.00
Tangible Equity Ratio	63,929	7.74	12,389	1.50	n/a	n/a

December 31, 2007 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$71,444	15.21%	$37,577	8.00%	$46,972	10.00%
Tier I Risk-based Capital Ratio	67,483	14.37	18,784	4.00	28,177	6.00
Tier I Capital Ratio	67,483	8.75	30,849	4.00	38,562	5.00
Tangible Equity Ratio	67,483	8.75	11,569	1.50	n/a	n/a

NOTE 10. INCOME TAXES

Effective January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of March 31, 2008.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

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

NOTE 11. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis as of March 31, 2008:

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for sale securities	$1,270	$169,671	$—	$170,941

Total assets at fair value	$1,270	$169,671	$—	$170,941

The securities measured at fair value utilizing Level 1 and 2 inputs are obligations of the U.S. government and agencies, government-sponsored enterprises, mortgage-backed securities, obligations of state and political subdivisions, common stocks, corporate debt securities, tax-exempt and foreign government securities. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities (Level 1 inputs), quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007 AND DECEMBER 31, 2007

Certain assets were measured at fair value on a non-recurring basis at March 31, 2008. In accordance with the provisions of FASB Statement No. 114, the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 2). Impaired loans for which the fair value of collateral was used to measure impairment totaled $7.8 million at March 31, 2008.

The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical and economic factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2008 and December 31, 2007 and the results of operations for the three months ended March 31, 2008 and 2007. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2007 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses and deferred income taxes to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2007 Annual Report on Form 10-K.

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

Although the Bank believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. Refer to Note 4 of the consolidated financial statements in this report for additional information.

Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. A reduction in estimated future taxable income may require the Company to record a valuation allowance against its deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

¡	The Bank’s Employees’ Caring and Giving Program awarded grants to thirteen local charitable organizations. The Caring and Giving Program continues to make quarterly grants since its inception in 1998.

¡	The Bank launched a new way to apply for a residential mortgage. Applicants can now apply for a first mortgage on-line from the Bank’s corporate home page at www.savingsinstitute.com.

¡	On January 11, 2008, the Company completed its acquisition of Eastern Federal Bank’s branch office located in Colchester, Connecticut. The Colchester office became the Bank’s 21st branch location.

¡

On February 20, 2008, the Company’s Board of Directors approved the repurchase of up to 5% of the Company’s outstanding common stock, or approximately 596,000 shares. During the first quarter of 2008, the Company completed its repurchase of all 628,000 shares under the previously announced stock repurchase plan.

¡

On March 1, 2008, the Company completed its acquisition of Bank of Southeastern Connecticut’s branch office located in New London, Connecticut. The New London office became the Bank’s 22nd branch location.

¡

On March 19, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on April 25, 2008 to stockholders of record as of the close of business on April 4, 2008. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

¡	On May 7, 2008, the Company held its annual meeting of stockholders.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets:

Summary. Assets increased $54.4 million, or 6.9%, to $844.6 million at March 31, 2008, as compared to $790.2 million at December 31, 2007, primarily due to increases of $29.0 million in available for sale securities, $12.0 million in net loans receivable, $8.8 million in cash and cash equivalents and $3.6 million in intangible assets, offset by a decrease of $913,000 in other real estate owned. Available for sale securities increased as a result of purchases of predominantly mortgage-backed securities with funds received from the Bank’s Colchester and New London, Connecticut branch acquisitions (“Branch Acquisitions”) during the first quarter of 2008. The increase in net loans receivable included increases in primarily commercial mortgage and commercial business loans, offset by a decrease in construction loans. Of the $12.0 million increase in net loans receivable, $7.4 million represented primarily commercial loans acquired in connection with the Branch Acquisitions. Cash and cash equivalents increased as a result of the $15.9 million of cash received from the assumption of net liabilities from the Branch Acquisitions. The increase in intangible assets, consisting of core deposit intangibles and goodwill resulted from the Branch Acquisitions. The decrease in other real estate owned reflects the sale of a commercial real estate property and a residential real estate property during the first quarter of 2008. The Company recorded a net gain of $10,000 on the sale of the two properties held in other real estate.

Loans Receivable, Net. The Company’s net loan portfolio increased $12.0 million. Loan originations increased $12.1 million for the first three months of 2008 compared to the same period of the prior year. For the quarter ended March 31, 2008, the Company sold $5.0 million of longer-term fixed-rate residential mortgage loans. Changes in the loan portfolio consisted of the following:

¡

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $1.6 million. Loan originations for residential mortgage loans increased $4.0 million for the first three months of 2008 compared to the same period in 2007.

¡

Commercial Loans. Multi-family and commercial real estate loans increased $13.6 million, or 10.2%. Commercial business loans increased $5.3 million, or 7.6%, for 2008, with an increase in commercial business loan originations of $3.0 million. Of the $7.4 million of net loans receivable acquired in the Branch Acquisitions, $3.7 million and $3.5 million represented commercial mortgage and commercial business loans, respectively.

¡

Consumer Loans. Consumer loans decreased $36,000 during the first three months of 2008, primarily the result of a decrease in home equity lines of credit due to principle payments and pay-offs. Loan originations for consumer loans were down $1.4 million for the three months ended March 31, 2008 compared to the same period of 2007.

The allowance for loan losses totaled $5.3 million at March 31, 2008. The ratio of the allowance for loan losses to total loans decreased from 0.89% at December 31, 2007 to 0.88% at March 31, 2008. At March 31, 2008, nonperforming loans totaled $7.7 million compared to $7.6 million at December 31, 2007. Specific reserves relating to nonperforming loans were $1.3 million at March 31, 2008 and December 31, 2007. At March 31, 2008, two commercial construction relationships accounted for $5.5 million of nonperforming loans and $1.0 million in specific reserves. Net loan charge-offs were $82,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively. Higher loan charge-offs of commercial real estate loans and commercial business loans contributed to the increase in loan charge-offs for the three months ended March 31, 2008.

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Nonaccrual loans:
Real estate loans	$6,985	$6,879
Commercial business loans	720	733
Consumer loans	26	20

Total nonaccrual loans	7,731	7,632

Real estate owned, net	—	913

Total nonperforming assets	7,731	8,545

Troubled debt restructurings	70	71

Total nonperforming assets and troubled debt restructurings	$7,801	$8,616

Total nonperforming loans to total loans	1.28%	1.29%
Total nonperforming loans to total assets	0.92%	0.97%
Total nonperforming assets and troubled debt restructurings to total assets	0.92%	1.09%

Liabilities:

Summary. Total liabilities increased $57.6 million, or 8.1%, from December 31, 2007 to March 31, 2008 primarily as a result of net increases in deposits of $54.8 million and Federal Home Loan Bank advances of $3.1 million.

Deposits. Deposits increased $54.8 million, or 10.0%, to $603.2 million at March 31, 2008. Interest-bearing deposits increased $52.2 million, or 10.6%, primarily due to increases in certificates of deposits and NOW and money market accounts of $27.9 million and $23.6 million, respectively. Contributing to the increase in deposits was branch expansion, including $27.7 million in deposits from the Branch Acquisitions, marketing and competitively priced deposit products.

Borrowings. Borrowings increased $3.1 million from $149.9 million at December 31, 2007 to $152.9 million at March 31, 2008, resulting from an increase in shorter-term Federal Home Loan Bank advances to fund loan and securities growth.

Equity:

Summary. Total stockholders’ equity decreased $3.2 million from $82.1 million at December 31, 2007 to $78.9 million at March 31, 2008. The decrease in equity related to stock repurchases of 202,000 shares at a cost of $2.0 million, an increase in net unrealized holding losses on available for sale securities aggregating $1.2 million (net of taxes), a cumulative effect adjustment for a change in accounting principle of $547,000, resulting from the adoption of EITF 06-4 and cash dividends of $168,000, offset by earnings of $455,000.

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income is comprised solely of the changes in unrealized gains and losses on available for sale securities, net of taxes. Unrealized holding losses on available for sale securities, net of taxes, totaled $740,000 at March 31, 2008 compared to unrealized holding gains on available for sale securities, net of taxes, of $504,000 at December 31, 2007. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive loss on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because a majority of the unrealized losses relate to mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of employee compensation and benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $455,000 for the three months ended March 31, 2008, an increase of $6,000 compared to $449,000 for the three months ended March 31, 2007. The increase was primarily attributable to increases of $358,000 in net interest income and $45,000 in noninterest income and a decrease of $30,000 in the provision for loan losses, offset by increases of $388,000 in noninterest expenses and $39,000 in the provision for income taxes.

Net interest income increased 6.8% to $5.6 million for the three months ended March 31, 2008 from $5.3 million for the three months ended March 31, 2007. The increase in net interest income was due to a higher average balance of interest-earning assets and higher yields on securities, offset by an increase in the cost of funds related to an increase in average deposits and Federal Home Loan Bank borrowings. The Company’s net interest income was impacted by the volatile interest rate environment. During the first quarter of 2008, the Federal Open Market Committee of the Federal Reserve Board of Governors decreased the federal funds rate by 200 basis points from 4.25% to 2.25%.

Interest and Dividend Income. Total interest and dividend income increased $965,000, or 9.2%, for the first quarter of 2008. Average interest-earning assets increased $59.7 million to $774.3 million, primarily due to a higher volume of securities and loans and, to a lesser extent, federal funds and other interest-earning assets. Average securities increased $40.1 million, with an increase in yield from 4.73% to 5.15%. Average loans increased $15.3 million. The rate earned on loans decreased 1 basis point to 6.24% for the first quarter of 2008 from 6.25% for the same period in 2007. The reversal of interest on loans placed on nonaccrual status during the first quarter of 2008 negatively impacted the average yield on loans. The average balance of federal funds and other interest-bearing assets increased $4.3 million while the yield decreased 105 basis points from 3.53% to 2.48%.

Interest Expense. Interest expense increased $607,000, or 11.6%, to $5.8 million for the first quarter of 2008 compared to $5.2 million for the first quarter of 2007, primarily as a result of an increase in the rate paid on NOW and money market accounts and the average balances of certificates of deposit, NOW and money market accounts and Federal Home Loan Bank borrowings. Average deposits rose $38.1 million and the average yield increased 6 basis points. The increase in average deposits includes $40.0 million in NOW and money market accounts and $8.6 million in certificates of deposit accounts, offset by a decrease of $10.6 million in savings accounts. Average Federal Home Loan Bank advances increased $30.3 million and the yield on Federal Home Loan Bank borrowings increased 4 basis points to 4.55%. The average volume of subordinated debt decreased $7.2 million, and the rate paid on these borrowings decreased 109 basis points from 7.87% to 6.78%, due to the redemption of $7.2 million of higher-cost debentures during the second quarter of 2007.

Provision for Loan Losses. The Company’s provision for loan losses decreased $30,000 to $135,000 for the three months ended March 31, 2008 as compared to the same period in the prior year. The increased risk of loss associated with the indirect automobile loan portfolio, which was sold in June 2007, contributed to the higher provision for the first quarter of 2007. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At March 31, 2008, two commercial construction relationships accounted for $5.5 million of nonperforming loans and $1.0 million in specific reserves. For the quarter ended March 31, 2008, net loan charge-offs were $82,000, compared to $62,000 for the quarter ended March 31, 2007.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Service fees	$1,285	$1,126	$159	14.1%
Wealth management fees	971	922	49	5.3
Increase in cash surrender value of bank-owned life insurance	75	72	3	4.2
Net gain on sale of securities	110	321	(211)	(65.7)
Net gain on sale of loans	59	31	28	90.3
Other	28	11	17	154.5

Total noninterest income	$2,528	$2,483	$45	1.8%

Noninterest income was $2.5 million for the quarters ended March 31, 2008 and 2007. For the quarter ended March 31, 2008, service fees rose as a result of an increase in overdraft charges on certain deposit products and higher electronic banking usage. Wealth management fees were higher principally due to growth in the assets under management. The increase in service fees and wealth management fees was offset by a decrease of $211,000 in the net gain on the sale of available for sale securities.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Salaries and employee benefits	$4,000	$3,729	$271	7.3%
Occupancy and equipment	1,401	1,355	46	3.4
Computer and electronic banking services	721	638	83	13.0
Outside professional services	203	364	(161)	(44.2)
Marketing and advertising	197	172	25	14.5
Supplies and printing	175	126	49	38.9
Other	637	562	75	13.3

Total noninterest expenses	$7,334	$6,946	$388	5.6%

Noninterest expenses increased $388,000 for the quarter ended March 31, 2008 compared to the same period in 2007, primarily due to increased operating costs associated with branch expansion. New branch offices resulted in higher compensation costs due to increased staffing levels and additional occupancy expense related to facility leases and other occupancy-related expenses. Computer and electronic banking services expense rose due to increased telecommunication costs and transaction activity. During the first quarter of 2008, an impairment charge of $63,000 was recorded to reduce the carrying value of the Bank’s investment in a small business investment company limited partnership. Outside professional services expense was higher in 2007 due to charges associated with the termination of the agreement to purchase a mortgage company during the first quarter of 2007.

Income Tax Provision. For the three months ended March 31, 2008, the Company’s income tax expense increased $39,000. The effective tax rate for the three months ended March 31, 2008 and 2007 was 32.0% and 28.0%, respectively.

Average Balance Sheet and Analysis of Net Interest and Dividend Income

Average Balance Sheet. The following table sets forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	At or For the Three Months Ended March 31,
(Dollars in Thousands)	2008			2007
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$593,907	$9,216	6.24%	$578,657	$8,914	6.25%
Securities (3)	167,464	2,144	5.15	127,345	1,486	4.73
Other interest-earning assets	12,953	80	2.48	8,625	75	3.53

Total interest-earning assets	774,324	11,440	5.94	714,627	10,475	5.94

Noninterest-earning assets	41,684			37,598

Total assets	$816,008			$752,225

Interest-bearing liabilities:
Deposits:
NOW and money market	$166,883	803	1.94	$126,841	321	1.03
Savings (4)	68,228	198	1.17	78,838	253	1.30
Certificates of deposit (5)	288,297	3,097	4.32	279,664	3,120	4.52

Total interest-bearing deposits	523,408	4,098	3.15	485,343	3,694	3.09

FHLB advances	140,680	1,592	4.55	110,409	1,228	4.51
Subordinated debt	8,248	139	6.78	15,465	300	7.87

Total interest-bearing liabilities	672,336	5,829	3.49	611,217	5,222	3.46

Noninterest-bearing liabilities	61,883			58,168

Total liabilities	734,219			669,385

Total stockholders’ equity	81,789			82,840

Total liabilities and stockholders’ equity	$816,008			$752,225

Net interest-earning assets	$101,988			$103,410

Tax equivalent net interest income (3)		5,611			5,253
Tax equivalent interest rate spread (6)			2.45%			2.48%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.91%			2.98%

Average of interest-earning assets to average interest-bearing liabilities			115.17%			116.92%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$5,610			$5,252

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.

(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2008 and 2007
(Dollars in Thousands)	Increase (Decrease) Due To
	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(60)	$362	$302
Securities (3)	144	514	658
Other interest-earning assets	(111)	116	5

Total interest-earning assets	(27)	992	965

Interest-bearing liabilities
Interest expense:
Deposits (4)	(20)	424	404
Federal Home Loan Bank advances	12	352	364
Subordinated debt	(37)	(124)	(161)

Total interest-bearing liabilities	(45)	652	607

Change in net interest income (3)	$18	$340	$358

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $29.4 million, which included interest-bearing deposits and federal funds sold of $14.6 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $170.9 million at March 31, 2008. In addition, at March 31, 2008, the Company had the ability to borrow a total of approximately $237.5 million from the Federal Home

Loan Bank, which included overnight lines of credit of $10.0 million. On that date, the Company had advances outstanding of $144.7 million and no overnight advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the three months ended March 31, 2008, the Company originated $40.1 million of loans, acquired $7.4 million in loans from the Branch Acquisitions and purchased $46.8 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2007, the Company originated $136.1 million of loans and purchased $66.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. Excluding deposits acquired through the Branch Acquisitions, assets have grown faster than deposits during the last two years. The increased liquidity needed to fund asset growth has been provided through increased Federal Home Loan Bank borrowings, raising capital through the issuance of trust preferred securities and funds received from the Branch Acquisitions. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $53.3 million and $9.9 million for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectively. Certificates of deposit due within one year of March 31, 2008 totaled $239.4 million, or 39.7%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposit and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net increase of $3.1 million in Federal Home Loan Bank advances for the three months ended March 31, 2008. The Company had net increases of $29.7 million in Federal Home Loan Bank advances for the year ended December 31, 2007. For the three months ended March 31, 2008, the Company repurchased 202,000 shares of common stock at a cost of $2.0 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2007 Annual Report on Form 10-K.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2007. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2007 and March 31, 2008.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2008 and December 31, 2007 are as follows:

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Commitments to extend credit: (1)
Future loan commitments	$20,747	$16,288
Undisbursed construction loans	22,483	21,961
Undisbursed home equity lines of credit	19,638	20,203
Undisbursed commercial lines of credit	13,432	11,496
Overdraft protection lines	1,487	1,464
Standby letters of credit (2)	655	605

Total commitments	$78,442	$72,017

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Outstanding commitments for the construction of a new branch facility in the aggregate totaled approximately $284,000 at March 31, 2008.

For the three months ended March 31, 2008, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds a security interest, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. Management believes that these legal proceedings would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities for the first quarter of 2008 were as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2008	57,000	$9.79	57,000	78,350
February 1 - 29, 2008	122,500	9.74	122,500	551,850
March 1 - 31, 2008	22,500	9.81	22,500	529,350

Total	202,000	$9.76	202,000

(1)

On November 23, 2005, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 628,000 shares of the Company’s common stock. During the first quarter of 2008, the Company completed its repurchase of 628,000 shares under this plan.

(2)

On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the company to repurchase additional shares of the Company’s common stock. The Company may repurchase approximately 596,000 shares of its common stock pursuant to the current stock repurchase program.

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

SI FINANCIAL GROUP, INC.

Date: May 14, 2008	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: May 14, 2008	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer
(principal financial and accounting officer)