Form 10-Q
period 2008-06-30
SI Financial Group, Inc.
filed 2008-08-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

            Non-Accelerated Filer  ☐     (Do not check if a smaller reporting company)         Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, there were 11,813,445 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	June 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,678	$14,543
Interest-bearing	1,905	5,126
Federal funds sold	10,900	1,000

Total cash and cash equivalents	27,483	20,669
Available for sale securities, at fair value	178,303	141,914
Loans held for sale	—	410
Loans receivable (net of allowance for loan losses of $5,427 at June 30, 2008 and $5,245 at December 31, 2007)	609,550	587,538
Accrued interest receivable	3,594	3,528
Federal Home Loan Bank stock, at cost	8,299	7,802
Bank-owned life insurance	8,562	8,410
Other real estate owned	—	913
Premises and equipment, net	12,808	11,806
Goodwill and other intangibles	4,268	643
Deferred tax asset, net	4,451	3,270
Other assets	3,543	3,295

Total assets	$860,861	$790,198

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$61,297	$56,762
Interest-bearing	559,976	491,573

Total deposits	621,273	548,335
Mortgagors’ and investors’ escrow accounts	3,355	3,437
Federal Home Loan Bank advances	139,636	141,619
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	10,601	6,472

Total liabilities	783,113	708,111

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,813,445 and 12,071,100 shares outstanding at June 30, 2008 and December 31, 2007, respectively)	126	126
Additional paid-in capital	51,992	51,852
Unallocated common shares held by ESOP	(3,714)	(3,876)
Unearned restricted shares	(933)	(1,181)
Retained earnings	39,971	39,933
Accumulated other comprehensive (loss) income	(1,902)	504
Treasury stock, at cost (750,305 shares at June 30, 2008 and 492,650 shares at December 31, 2007)	(7,792)	(5,271)

Total stockholders’ equity	77,748	82,087

Total liabilities and stockholders’ equity	$860,861	$790,198

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$9,318	$9,136	$18,534	$18,050
Securities:
Taxable interest	2,176	1,366	4,158	2,721
Tax-exempt interest	4	4	7	8
Dividends	105	131	263	257
Other	104	87	184	162

Total interest and dividend income	11,707	10,724	23,146	21,198

Interest expense:
Deposits	4,034	3,931	8,132	7,625
Federal Home Loan Bank advances	1,596	1,240	3,188	2,468
Subordinated debt	77	180	216	480

Total interest expense	5,707	5,351	11,536	10,573

Net interest income	6,000	5,373	11,610	10,625
Provision for loan losses	150	55	285	220

Net interest income after provision for loan losses	5,850	5,318	11,325	10,405

Noninterest income:
Service Fees	1,328	1,156	2,613	2,282
Wealth management fees	1,020	970	1,991	1,892
Increase in cash surrender value of bank-owned life insurance	77	72	152	144
Net gain on sale of securities	34	—	144	321
Net gain on sale of loans	22	34	81	65
Other	142	21	170	32

Total noninterest income	2,623	2,253	5,151	4,736

Noninterest expenses:
Salaries and employee benefits	4,305	3,787	8,305	7,516
Occupancy and equipment	1,464	1,311	2,865	2,666
Computer and electronic banking services	761	631	1,482	1,269
Outside professional services	210	228	413	592
Marketing and advertising	194	237	391	409
Supplies and printing	145	150	320	276
Other	727	701	1,364	1,263

Total noninterest expenses	7,806	7,045	15,140	13,991

Income before income tax provision	667	526	1,336	1,150
Income tax provision	204	149	418	324

Net income	$463	$377	$918	$826

Net income per common share:
Basic	$0.04	$0.03	$0.08	$0.07
Diluted	$0.04	$0.03	$0.08	$0.07

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2007	12,563,750	$126	$51,852	$(3,876)	$(1,181)	$39,933	$504	$(5,271)	$82,087
Cash dividends declared ($0.08 per share)	—	—	—	—	—	(333)	—	—	(333)
Equity incentive plan shares earned	—	—	150	—	248	—	—	—	398
Committed to release 8,074 ESOP shares	—	—	(4)	162	—	—	—	—	158
Vesting of restricted stock	—	—	(6)	—	—	—	—	—	(6)
Cumulative effect adjustment of a change in accounting principle – adoption of EITF 06-4	—	—	—	—	—	(547)	—	—	(547)
Treasury shares purchased (257,655 shares)	—	—	—	—	—	—	—	(2,521)	(2,521)
Comprehensive loss:
Net income	—	—	—	—	—	918	—	—	918
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(2,406)	—	(2,406)

Total comprehensive loss									(1,488)

Balance at June 30, 2008	12,563,750	$126	$51,992	$(3,714)	$(933)	$39,971	$(1,902)	$(7,792)	$77,748

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$918	$826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	220
Employee stock ownership plan expense	158	202
Equity incentive plan expense	398	385
Excess tax benefit from share-based payment arrangements	—	(36)
Accretion of investment premiums and discounts, net	(115)	(124)
Amortization of loan premiums and discounts, net	110	294
Depreciation and amortization of premises and equipment	1,045	1,058
Amortization of core deposit intangible	27	49
Amortization of deferred debt issuance costs	—	35
Amortization of mortgage servicing rights	56	45
Net gain on sale of securities	(144)	(321)
Deferred income taxes	59	58
Loans originated for sale	(6,235)	(6,290)
Proceeds from sale of loans held for sale	6,726	5,716
Net gain on sale of loans	(81)	(65)
Net gain on sale of other real estate owned	(10)	—
Increase in cash surrender value of bank-owned life insurance	(152)	(144)
Change in operating assets and liabilities:
Accrued interest receivable	(26)	284
Other assets	271	916
Accrued expenses and other liabilities	3,569	(322)

Net cash provided by operating activities	6,859	2,786

Cash flows from investing activities:
Purchases of available for sale securities	(74,627)	(15,718)
Proceeds from sales of available for sale securities	9,953	321
Proceeds from maturities of and principal repayments on available for sale securities	24,323	14,242
Net increase in loans	(14,966)	(1,570)
Purchases of Federal Home Loan Bank stock	(497)	—
Proceeds from sale of other real estate owned	923	—
Purchases of premises and equipment	(1,362)	(1,280)
Branch Acquisitions	15,857	—

Net cash used in investing activities	(40,396)	(4,005)

Cash flows from financing activities:
Net increase in deposits	45,270	13,967
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(82)	16
Proceeds from Federal Home Loan Bank advances	30,436	24,198
Repayments of Federal Home Loan Bank advances	(32,419)	(27,361)
Repayments of other borrowings	—	(7,217)
Cash dividends on common stock	(333)	(410)
Excess tax benefit from share-based payment arrangements	—	36
Treasury stock purchased	(2,521)	(207)

Net cash provided by financing activities	40,351	3,022

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2008	2007
Net change in cash and cash equivalents	6,814	1,803
Cash and cash equivalents at beginning of period	20,669	26,108

Cash and cash equivalents at end of period	$27,483	$27,911

Supplemental cash flow information:
Interest paid	$11,541	$10,724
Income taxes paid, net	693	777
Transfer of loans to other real estate owned	—	953
Asset Purchases:
The net liabilities assumed in the purchase of a branch office located in Colchester, Connecticut in January 2008 were as follows:
Assets:
Loans receivable	$231	$—
Accrued interest - loans	1	—
Core deposit intangible	159	—
Fixed assets, net	69	—
Goodwill	2,578	—

Total assets acquired	3,038	—

Liabilities:
Deposits	18,410	—
Accrued interest - deposits	1	—

Total liabilities assumed	18,411	—

Net liabilities assumed	$(15,373)	$—

The net liabilities assumed in the purchase of a branch office located in New London, Connecticut in March 2008 were as follows:
Assets:
Loans receivable	$7,210	$—
Accrued interest - loans	39	—
Fixed assets, net	616	—
Goodwill	915	—

Total assets acquired	8,780	—

Liabilities:
Deposits	9,258	—
Accrued interest - deposits	6	—

Total liabilities assumed	9,264	—

Net liabilities assumed	$(484)	$—

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

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

SI Trust Servicing, the third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2007 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments in nature, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the twelve months ending December 31, 2008.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the impairment of long-lived assets.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“FASB 141(R)”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. FASB 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

Effective January 2008, the Company adopted FASB’s Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurement. This Statement was developed to provide guidance for consistency and comparability in fair value measurements and disclosures and applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, FASB issued Staff Position (“FSP”) FAS 157-1 to exclude FASB Statement No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS 157. Additionally, in February 2008, the FASB issued FSP FAS 157-2 to allow entities to electively defer the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS 157 to its nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. See Note 9 for more details.

Effective January 2008, the Company adopted FASB’s Emerging Task Force (“EITF”) consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This issue addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee, and separately enters into an agreement to split the policy benefits between the employer and the employee. This EITF states that an obligation arises as a result of a substantive agreement with an employee to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. On January 1, 2008, as a result of the adoption of EITF 06-4, the Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings of $547,000 and an increase in accrued liabilities related to the postretirement obligation of the Company.

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

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial statements.

On April 25, 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), ”Business Combinations,” and other U.S. generally accepted accounting principles. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

On June 16, 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact of EITF 03-6-1, but does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net income per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed in a manner similar to basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of approximately 501,250 and 502,235 for the three and six months ended June 30, 2008, respectively, and 17,753 and 13,898 for the three and six months ended June 30, 2007, respectively. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income per common share. ESOP shares are included in weighted-average shares outstanding for basic net income per common share as they are committed to be released. Unvested restricted shares are only included in dilutive net income per common share computations.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$463	$377	$918	$826

Weighted-average common shares outstanding:
Basic	11,333,100	11,830,072	11,382,278	11,817,690
Effect of dilutive stock option and restricted stock awards	21,966	56,101	27,284	69,241

Diluted	11,355,066	11,886,173	11,409,562	11,886,931

Net income per common share:
Basic	$0.04	$0.03	$0.08	$0.07
Diluted	$0.04	$0.03	$0.08	$0.07

NOTE 3. SECURITIES

The amortized cost and approximate fair values of investment securities at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$2,796	$17	$(19)	$2,794
Government-sponsored enterprises	30,716	188	(85)	30,819
Mortgage-backed securities	128,547	730	(2,194)	127,083
Corporate debt securities	11,007	3	(1,304)	9,706
Obligations of state and political subdivisions	5,000	19	(37)	4,982
Tax-exempt securities	350	2	(1)	351
Foreign government securities	125	—	—	125

Total debt securities	178,541	959	(3,640)	175,860
Equity securities:
Marketable equity securities	2,644	—	(201)	2,443

Total available for sale securities	$181,185	$959	$(3,841)	$178,303

December 31, 2007 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,156	$2	$(26)	$1,132
Government-sponsored enterprises	32,551	261	(50)	32,762
Mortgage-backed securities	92,184	1,112	(432)	92,864
Corporate debt securities	10,075	208	(245)	10,038
Obligations of state and political subdivisions	2,000	18	—	2,018
Tax-exempt securities	350	—	—	350
Foreign government securities	100	—	—	100

Total debt securities	138,416	1,601	(753)	139,264
Equity securities:
Marketable equity securities	2,734	33	(117)	2,650

Total available for sale securities	$141,150	$1,634	$(870)	$141,914

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 4. LOANS RECEIVABLE

The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Real estate loans:
Residential – 1 to 4 family	$334,734	$330,389
Multi-family and commercial	154,396	132,819
Construction	29,202	37,231

Total real estate loans	518,332	500,439
Consumer loans:
Home equity	17,560	17,774
Other	3,531	3,330

Total consumer loans	21,091	21,104
Commercial business loans	74,068	69,850

Total loans	613,491	591,393
Deferred loan origination costs, net of fees	1,486	1,390
Allowance for loan losses	(5,427)	(5,245)

Loans receivable, net	$609,550	$587,538

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

In January 2008, the Bank completed its acquisition of a branch office located in Colchester, Connecticut. The Bank received $15.4 million for the acquisition of $460,000 in net assets and the assumption of $18.4 million in net liabilities, resulting in goodwill of $2.6 million.

In March 2008, the Bank completed its acquisition of a branch office located in New London, Connecticut. The Bank received $484,000 for the acquisition of $7.9 million in net assets and the assumption of $9.3 million in net liabilities, resulting in goodwill of $915,000.

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Balance at beginning of period	$643	$643
Additions	3,493	—
Accumulated amortization	—	—

Balance at end of period, net	$4,136	$643

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for financial reporting purposes but rather evaluated for impairment. No impairment charges relating to goodwill were recognized during the three and six months ended June 30, 2008.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

Core Deposit Intangible

In consideration for the assumption of $18.4 million of deposit liabilities from the Colchester, Connecticut branch office acquisition in January 2008, the Bank recorded a core deposit premium intangible of $159,000. The resulting core deposit premium intangible is amortized over five years using the sum-of-the-years-digits. The net book value of this asset at June 30, 2008 is as follows:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Balance at beginning of period	$—	$973
Additions	159	—
Accumulated amortization	(27)	(973)

Balance at end of period, net	$132	$—

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the six months ended June 30, 2008 and 2007 is as follows:

Six Months Ended June 30, 2008 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(3,502)	$1,191	$(2,311)
Reclassification adjustment for gains recognized in net income	(144)	49	(95)

Unrealized holding losses on available for sale securities, net of taxes	$(3,646)	$1,240	$(2,406)

Six Months Ended June 30, 2007 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(47)	$16	$(31)
Reclassification adjustment for gains recognized in net income	(321)	109	(212)

Unrealized holding losses on available for sale securities, net of taxes	$(368)	$125	$(243)

NOTE 7. REGULATORY CAPITAL

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

At June 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2008 and December 31, 2007.

June 30, 2008 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$68,895	13.37%	$41,224	8.00%	$51,530	10.00%
Tier I Risk-based Capital Ratio	64,389	12.49	20,621	4.00	30,931	6.00
Tier I Capital Ratio	64,389	7.63	33,756	4.00	42,195	5.00
Tangible Equity Ratio	64,389	7.63	12,658	1.50	n/a	n/a

December 31, 2007 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$71,444	15.21%	$37,577	8.00%	$46,972	10.00%
Tier I Risk-based Capital Ratio	67,483	14.37	18,784	4.00	28,177	6.00
Tier I Capital Ratio	67,483	8.75	30,849	4.00	38,562	5.00
Tangible Equity Ratio	67,483	8.75	11,569	1.50	n/a	n/a

NOTE 8. INCOME TAXES

Effective January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of June 30, 2008.

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

NOTE 9. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007 AND DECEMBER 31, 2007

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis as of June 30, 2008:

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for sale securities	$1,713	$176,590	$—	$178,303

Total assets at fair value	$1,713	$176,590	$—	$178 303

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

Certain assets were measured at fair value on a non-recurring basis at June 30, 2008. In accordance with the provisions of FASB Statement No. 114, the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 2). The carrying value of impaired loans (net of specific reserves of $1.2 million) for which the fair value of collateral was used to measure impairment totaled $7.5 million at June 30, 2008. Specific reserves for impaired loans decreased $49,000 and $74,000 for the three and six months ended June 30, 2008, respectively.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2008 and December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 and 2007. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2007 Annual Report on Form 10-K.

This report may contain certain “forward-looking statements” within the meaning of the federal securities laws, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts; rather, they are statements based on management’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2007 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•

In April 2008, Rene G. “Pete” Ledoux joined the Bank’s Wealth Management Division as Senior Vice President and Senior Trust Officer, with responsibilities for SI Financial Advisors, Investment Services, and SI Trust Servicing.

•

On May 7, 2008, the Company held its Annual Meeting of Stockholders. Shareholders voted to re-elect three directors to a three-year term and ratified the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the year ending December 31, 2008. See Item 4. Submission of Matters to a Vote of Security Holders for additional details.

•

On June 18, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on July 25, 2008 to stockholders of record as of the close of business on July 7, 2008. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

•	In July 2008, the Bank completed the relocation of its Brooklyn, Connecticut branch. The new location features greater customer convenience and visibility, as well as the Bank’s “Life Style Lobby ™.”

•

In July 2008, SI Financial Group Foundation, Inc. announced that it awarded more than $55,000 to seventeen local charitable organizations that provide essential community programs and services to the areas they serve.

•	In July 2008, the Company earned a 5–Star Superior rating for the 15th consecutive quarter from Bauer Financial, Inc., the nation’s leading independent bank rating and research firm.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets:

Summary. Assets increased $70.7 million, or 8.9%, to $860.9 million at June 30, 2008, as compared to $790.2 million at December 31, 2007, primarily due to increases of $36.4 million in available for sale securities, $22.0 million in net loans receivable, $6.8 million in cash and cash equivalents, $3.6 million in intangible assets, $1.2 million in deferred tax assets (net) and $1.0 million in premises and equipment, offset by a decrease of $913,000 in other real estate owned. Available for sale securities increased as a result of the purchases of predominantly longer-term mortgage-backed securities with funds received from the Bank’s Colchester and New London, Connecticut branch acquisitions (the “Branch Acquisitions”) during the first quarter of 2008. The increase in net loans receivable included increases in commercial and residential mortgage loans and commercial business loans, offset by a decrease in construction loans. Of the $22.0 million increase in net loans receivable, $7.4 million represented primarily commercial loans acquired in connection with the Branch Acquisitions. Cash and cash equivalents increased as a result of the $15.9 million of cash received from the assumption of net liabilities from the Branch Acquisitions. The increase in intangible assets, consisting of core deposit intangibles and goodwill, resulted from the Branch Acquisitions. Deferred tax asset increased as a result of the deferred taxes associated with the increase in the unrealized holding losses on available for sale securities. The increase in premises and equipment primarily relates to leasehold improvements and related equipment in connection with the relocation of the Bank’s Brooklyn, Connecticut branch office. The decrease in other real estate owned reflects the sale of a commercial real estate property and a residential real estate property during the first half of 2008. The Company recorded a net gain of $10,000 on the sale of the two properties held in other real estate owned.

Loans Receivable, Net. The Company’s net loan portfolio increased $22.0 million. Loan originations increased $14.0 million during the first half of 2008 compared to the same period of the prior year. For the six months ended June 30, 2008, the Company sold $6.7 million of longer-term fixed-rate residential mortgage loans. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $4.3 million. Loan originations for residential mortgage loans decreased $276,000 for the first half of 2008 compared to the same period in 2007.

•

Commercial Loans. Multi-family and commercial real estate loans increased $21.6 million, or 16.3%. Commercial business loans increased $4.2 million, or 6.0%, for 2008, with an increase in commercial real estate and commercial business loan originations of $12.8 million and $3.9 million, respectively, as a result of the Bank’s continued emphasis on the commercial lending portfolio. Of the $7.4 million of net loans receivable acquired in the Branch Acquisitions, $3.7 million and $3.5 million represented commercial real estate and commercial business loans, respectively.

•

Consumer Loans. Consumer loans decreased $13,000 during the first half of 2008, primarily the result of a decrease in home equity lines of credit due to principal payments and pay-offs. Loan originations for consumer loans were down $2.4 million for the six months ended June 30, 2008 compared to the same period in 2007.

The allowance for loan losses totaled $5.4 million at June 30, 2008 compared to $5.2 million at December 31, 2007. The ratio of the allowance for loan losses to total loans decreased from 0.89% at December 31, 2007 to 0.88% at June 30, 2008. At June 30, 2008, nonperforming loans totaled $7.9 million compared to $7.6 million at

December 31, 2007. Specific reserves relating to nonperforming loans decreased to $1.2 million at June 30, 2008 from $1.3 million at December 31, 2007. At June 30, 2008, two commercial construction relationships accounted for $5.1 million of nonperforming loans and $1.0 million in specific reserves.

Significant disruption and volatility in the financial and capital markets occurred during the second half of 2007 and continued through the first half of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with sub prime mortgage loans, of which the Bank has no direct exposure. Continued value declines in the real estate and housing markets have exacerbated the situation. The Bank is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans held in portfolio. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely loan payments, which could have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease the Company’s net income and adversely impact the Bank’s loan loss experience, causing potential increases in the provision for loan losses and the allowance for credit losses.

The following table summarizes the activity in the allowance for loan losses at and for the three and six months ended June 30, 2008 and 2007.

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$5,298	$4,468	$5,245	$4,365
Provision for loan losses	150	55	285	220
Loans charged-off	(27)	(210)	(123)	(294)
Recoveries of loans previously charged-off	6	100	20	122

Balance at end of period	$5,427	$4,413	$5,427	$4,413

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Nonaccrual loans:
Real estate loans	$7,229	$6,879
Commercial business loans	672	733
Consumer loans	12	20

Total nonaccrual loans	7,913	7,632
Real estate owned, net	—	913

Total nonperforming assets	7,913	8,545
Troubled debt restructurings	70	71

Total nonperforming assets and troubled debt restructurings	$7,983	$8,616

Total nonperforming loans to total loans	1.29%	1.29%
Total nonperforming loans to total assets	0.92%	0.97%
Total nonperforming assets and troubled debt restructurings to total assets	0.93%	1.09%

Liabilities:

Summary. Total liabilities increased $75.0 million, or 10.6%, from December 31, 2007 to June 30, 2008 primarily as a result of increases in deposits of $72.9 million and accrued expenses and other liabilities of $4.1 million, offset by a decrease in Federal Home Loan Bank advances of $2.0 million.

Deposits. Deposits increased $72.9 million, or 13.3%, to $621.3 million at June 30, 2008. Interest-bearing deposits increased $68.4 million, or 13.9%, primarily due to increases in certificates of deposits and NOW and money market accounts of $36.8 million and $32.0 million, respectively. Contributing to the increase in deposits was $27.7 million in deposits from the Branch Acquisitions, marketing and competitively priced deposit products.

Borrowings. Borrowings decreased $2.0 million from $149.9 million at December 31, 2007 to $147.9 million at June 30, 2008, resulting from the net repayment of Federal Home Loan Bank advances during the first half of 2008.

Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities increased $4.1 million primarily as a result of $3.0 million of available for sale securities purchased during the second quarter of 2008 with settlement dates subsequent to June 30, 2008.

Equity:

Summary. Total stockholders’ equity decreased $4.3 million from $82.1 million at December 31, 2007 to $77.7 million at June 30, 2008. The decrease in equity was due to stock repurchases of 257,655 shares at a cost of $2.5 million, an increase in other comprehensive loss representing the change in unrealized holding losses on available for sale securities aggregating $2.4 million (net of taxes), a cumulative effect adjustment for a change in accounting principle of $547,000 resulting from the adoption of EITF 06-4 and dividends of $0.08 per share aggregating $333,000, offset by earnings of $918,000.

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Unrealized holding losses on available for sale securities, net of taxes, totaled $1.9 million at June 30, 2008 compared to unrealized holding gains on available for sale securities, net of taxes, of $504,000 at December 31, 2007. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheet and a component of comprehensive loss on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other than temporary because a majority of the unrealized losses relate to mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Over the first half of 2008, there has been a significant contraction of liquidity in the fixed income markets. This has resulted in a lack of an orderly market for trading and pricing of fixed income securities, with the exception of U.S. Treasuries. Mortgage-backed paper from private issuers and preferred securities of financial institutions have been negatively impacted.

At June 30, 2008, the book value of the Company’s holdings of Fannie Mae and Freddie Mac preferred securities were $1.5 million, with unrealized holding losses of $61,000. The fair value of $1.4 million of Fannie Mae and Freddie Mac preferred stock represented less than 1.0% of total available for sale securities. In July 2008, ratings for both Fannie Mae and Freddie Mac preferred stock were downgraded due to fears that the agencies would not be able to survive the current weaknesses in the housing and credit markets. Defaults on mortgages and the value of bonds backed by troubled loans have declined and as a result, preferred shareholders are expected to have greater exposure to potential losses during the second half of 2008. To date, both agencies have made all expected preferred stock payments.

Management evaluated these securities to determine whether they should be considered other-than-temporarily impaired at June 30, 2008. When evaluating the likelihood that the carrying value of the securities would fully recover in future periods, management considered, among other things, the severity and the continuous duration of the declines in the fair value of these securities, the Company’s ability and intent to hold these securities into the foreseeable future, the issuer’s high credit rating, the securities’ investment-grade rating and recent actions by the United States Congress in response to the national credit crisis and the financial condition of Fannie Mae and Freddie Mac. Management determined from this evaluation process that the decline in value at June 30, 2008 was not other-than-temporary. Management will continue to evaluate the likelihood of whether any future decline in value is other-than-temporary. If, in future periods, management determines that it is not probable that the market value of these securities will recover to the Company’s original cost, the Company will record a charge to earnings to reflect the other-than-temporary impairment of the securities.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

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

Summary. The Company recorded net income of $463,000 for the three months ended June 30, 2008, an increase of $86,000 compared to $377,000 for the three months ended June 30, 2007. The increase was primarily attributable to increases of $627,000 in net interest income and $370,000 in noninterest income, offset by increases of $761,000 in noninterest expenses, $95,000 in the provision for loan losses and $55,000 in the provision for income taxes.

Net income increased $92,000 to $918,000 for the six months ended June 30, 2008 due to increases of $985,000 in net interest income and $415,000 in noninterest income, offset by increases of $1.1 million in noninterest expenses, $94,000 in the provision for income taxes and $65,000 in the provision for loan losses.

For both the three and six months ended June 30, 2008, net interest income increased due to a higher average balance of interest-earning assets and higher yields on securities, offset by an increase in the average balance of deposits and Federal Home Loan Bank borrowings. The Company’s net interest income was impacted by the volatile interest rate environment. During the first six months of 2008, the Federal Open Market Committee of the Federal Reserve Board of Governors decreased the federal funds rate by 225 basis points from 4.25% to 2.00%.

Interest and Dividend Income. Total interest and dividend income increased $983,000, or 9.2%, for the second quarter of 2008. Average interest-earning assets increased $90.7 million to $809.5 million, due to a higher average balance of securities and loans and, to a lesser extent, federal funds and other interest-earning assets. Average securities increased $58.6 million, with an increase in yield from 4.82% to 5.01%. Average loans increased $26.0 million. The rate earned on loans decreased 14 basis points to 6.15% for the second quarter of 2008 from 6.29% for the same period in 2007. The average balance of federal funds and other interest-bearing assets increased $6.1 million, while the yield decreased 76 basis points from 3.24% to 2.48%.

For the six months ended June 30, 2008, interest and dividend income increased $1.9 million to $23.1 million due to a higher average balance of securities and loans and, to a lesser extent, federal funds and other interest-earning assets. Average yields on securities increased 30 basis points from 4.78% to 5.08% for the first half of 2008 compared to the same period in 2007. The average yield on loans declined 7 basis points. For the three and the six months ended June 30, 2008, the decrease in the average yield on loans was due to an increase in nonaccrual loans and the declining interest rate environment.

Interest Expense. Interest expense increased $356,000, or 6.7%, to $5.7 million for the second quarter of 2008 compared to $5.4 million for the second quarter of 2007, primarily as a result of an increase in the average balance and cost of NOW and money market accounts and the average balances of certificates of deposit and Federal Home Loan Bank borrowings, offset by decreases in the cost on savings accounts, certificates of deposit and subordinated debt. Average deposits rose $61.1 million and the average yield decreased 27 basis points. The increase in average deposits includes $47.7 million in NOW and money market accounts and $24.3 million in certificates of deposit accounts, offset by a decrease of $10.8 million in savings accounts. Average Federal Home Loan Bank advances increased $37.8 million and the yield on Federal Home Loan Bank borrowings decreased 20 basis points to 4.39%. The average balance of subordinated debt declined $1.7 million, and the rate paid on these borrowings decreased 347 basis points from 7.22% to 3.75%, due to the redemption of $7.2 million of higher-cost debentures during the second quarter of 2007.

For the six months ended June 30, 2008, interest expense increased $963,000 as a result of increases in the average balance of interest-bearing liabilities from $612.1 million to $691.3 million. Higher interest expense for the first half of 2008 was primarily attributable to increases in the average balance of deposits and borrowings of $49.6 million and $29.6 million, respectively, offset by a decrease in the yields on deposits and Federal Home Loan Bank advances and subordinated debt of 11 basis points, 8 basis points and 234 basis points, respectively. The average cost of certificates of deposit and savings accounts declined 27 basis points and 39 basis points, respectively, offset by an increase in the average cost of NOW and money market accounts of 68 basis points as a result of promotional rates.

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

	At or For the Three Months Ended June 30,
(Dollars in Thousands)	2008			2007
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$608,971	$9,318	6.15%	$582,976	$9,136	6.29%
Securities (3)	183,592	2,287	5.01	124,973	1,503	4.82
Other interest-earning assets	16,890	104	2.48	10,782	87	3.24

Total interest-earning assets	809,453	11,709	5.82	718,731	10,726	5.99

Noninterest-earning assets	44,036			38,489

Total assets	$853,489			$757,220

Interest-bearing liabilities:
Deposits:
NOW and money market	$180,803	836	1.86	$133,134	467	1.41
Savings (4)	69,213	164	0.95	80,026	271	1.36
Certificates of deposit (5)	305,859	3,034	3.99	281,580	3,193	4.55

Total interest-bearing deposits	555,875	4,034	2.92	494,740	3,931	3.19
FHLB advances	146,130	1,596	4.39	108,289	1,240	4.59
Subordinated debt	8,248	77	3.75	9,993	180	7.22

Total interest-bearing liabilities	710,253	5,707	3.23	613,022	5,351	3.50

Noninterest-bearing liabilities	64,676			60,756

Total liabilities	774,929			673,778

Total stockholders’ equity	78,560			83,442

Total liabilities and stockholders’ equity	$853,489			$757,220

Net interest-earning assets	$99,200			$105,709

Tax equivalent net interest income (3)		6,002			5,375
Tax equivalent interest rate spread (6)			2.59%			2.49%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.98%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			113.97%			117.24%

Less tax equivalent adjustment (3)		(2)			(2)

Net interest income		$6,000			$5,373

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.

(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.

(5)	Includes brokered deposits.

(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
(Dollars in Thousands)	2008			2007
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$601,438	$18,534	6.20%	$580,826	$18,050	6.27%
Securities (3)	175,528	4,431	5.08	126,153	2,989	4.78
Other interest-earning assets	14,922	184	2.48	9,709	162	3.36

Total interest-earning assets	791,888	23,149	5.88	716,688	21,201	5.97

Noninterest-earning assets	42,860			38,048

Total assets	$834,748			$754,736

Interest-bearing liabilities:
Deposits:
NOW and money market	$173,843	1,639	1.90	$130,004	788	1.22
Savings (4)	68,721	362	1.06	79,436	524	1.33
Certificates of deposit (5)	297,078	6,131	4.15	280,627	6,313	4.54

Total interest-bearing deposits	539,642	8,132	3.03	490,067	7,625	3.14
FHLB advances	143,405	3,188	4.47	109,343	2,468	4.55
Subordinated debt	8,248	216	5.27	12,714	480	7.61

Total interest-bearing liabilities	691,295	11,536	3.36	612,124	10,573	3.48

Noninterest-bearing liabilities	63,279			59,469

Total liabilities	754,574			671,593

Total stockholders’ equity	80,174			83,143

Total liabilities and stockholders’ equity	$834,748			$754,736

Net interest-earning assets	$100,593			$104,564

Tax equivalent net interest income (3)		11,613			10,628
Tax equivalent interest rate spread (6)			2.52%			2.49%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.95%			2.99%

Average of interest-earning assets to average interest-bearing liabilities			114.55%			17.08%

Less tax equivalent adjustment (3)		(3)			(3)

Net interest income		$11,610			$10,625

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.

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

	Three Months Ended June 30, 2008 and 2007			Six Months Ended June 30, 2008 and 2007
(Dollars in Thousands)	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(986)	$1,168	$182	$(501)	$985	$484
Securities (3)	60	724	784	199	1,243	1,442
Other interest-earning assets	(111)	128	17	(108)	130	22

Total interest-earning assets	(1,037)	2,020	983	(410)	2,358	1,948

Interest-bearing liabilities
Interest expense:
Deposits (4)	(1,034)	1,137	103	(433)	940	507
Federal Home Loan Bank advances	(346)	702	356	(129)	849	720
Subordinated debt	(76)	(27)	(103)	(123)	(141)	(264)

Total interest-bearing liabilities	(1,456)	1,812	356	(685)	1,648	963

Change in net interest income (3)	$419	$208	$627	$275	$710	$985

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.

(2)	Loan fees are included in interest income and are insignificant.

(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The Company’s provision for loan losses increased $95,000 and $65,000 for the three and six months ended June 30, 2008, respectively, primarily due to an increase in nonperforming loans and loan growth, offset by a decrease in loan charge-offs. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At June 30, 2008, two commercial construction relationships accounted for $5.1 million of nonperforming loans and $1.0 million in specific reserves. Net loan charge-offs were $21,000 and $103,000 for the three and six months ended June 30, 2008, respectively, compared to net loan charge-offs of $110,000 and $172,000, for the three and six months ended June 30, 2007, respectively. Higher loan charge-offs for 2007 related to the write-down of a commercial real estate property subsequently transferred to other real estate owned and charge-offs associated with the indirect automobile portfolio, which was sold in June 2007.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Service fees	$1,328	$1,156	$172	14.9%	$2,613	$2,282	$331	14.5%
Wealth management fees	1,020	970	50	5.2	1,991	1,892	99	5.2
Increase in cash surrender value of bank-owned life insurance	77	72	5	6.9	152	144	8	5.6
Net gain on sale of securities	34	—	34	—	144	321	(177)	(55.1)
Net gain on sale of loans	22	34	(12)	(35.3)	81	65	16	24.6
Other	142	21	121	576.2	170	32	138	431.3

Total noninterest income	$2,623	$2,253	$370	16.4%	$5,151	$4,736	$415	8.8%

During 2008, service fees rose as a result of an increase in overdraft charges on certain deposit products and higher electronic banking usage. The increase in other noninterest income for 2008 represents the recovery of administrative fees and expenses related to the Bank’s acquisition of certain assets and operations of the former Circle Trust Company, which were previously deemed uncollectible. Wealth management fees were higher principally due to growth in the assets under management. The increases in noninterest income in 2008 were offset by a decrease of $177,000 in the net gain on sale of available for sale securities for the first half of 2008 as a result of a gain of $321,000 from the sale of marketable equity securities during the first half of 2007.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Salaries and employee benefits	$4,305	$3,787	$518	13.7%	$8,305	$7,516	$789	10.5%
Occupancy and equipment	1,464	1,311	153	11.7	2,865	2,666	199	7.5
Computer and electronic banking services	761	631	130	20.6	1,482	1,269	213	16.8
Outside professional services	210	228	(18)	(7.9)	413	592	(179)	(30.2)
Marketing and advertising	194	237	(43)	(18.1)	391	409	(18)	(4.4)
Supplies and printing	145	150	(5)	(3.3)	320	276	44	15.9
Other	727	701	26	3.7	1,364	1,263	101	7.4

Total noninterest expenses	$7,806	$7,045	$761	10.8%	$15,140	$13,991	$1,149	8.2%

Higher noninterest expenses were primarily attributable to increased operating costs associated with three additional branch offices, which resulted in higher compensation costs due to increased staffing levels and additional occupancy expense related to facility leases and other occupancy-related expenses. Computer and electronic banking services expense rose due to increased telecommunication costs and transaction activity. During the first half of 2008, an impairment charge of $63,000 was recorded in other noninterest expenses to reduce the carrying value of the Bank’s investment in a small business investment company limited partnership. The increase in noninterest expenses was offset by a decrease in outside professional services in 2008 due to charges associated with the termination of the agreement to purchase a mortgage company during the first half of 2007.

Income Tax Provision. For the three and six months ended June 30, 2008, the Company’s income tax expense increased $55,000 and $94,000, respectively, due to higher pre-tax income. The effective tax rate for the three months ended June 30, 2008 and 2007 was 30.6% and 28.3%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 31.3% and 28.2%, respectively.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $27.5 million, which included interest-bearing deposits and federal funds sold of $12.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $178.3 million at June 30, 2008. In addition, at June 30, 2008, the Company had a potential borrowing capacity of $238.5 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million. On that date, the Company had advances outstanding of $139.6 million and no overnight advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the six months ended June 30, 2008, the Company originated $80.3 million of loans, acquired $7.4 million in loans from the Branch Acquisitions and purchased $74.6 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2007, the Company originated $136.1 million of loans and purchased $66.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank borrowings and capital received through the issuance of trust preferred securities and branch acquisitions to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $72.8 million and $9.9 million for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively. Certificates of deposit due within one year of June 30, 2008 totaled $213.0 million, or 34.3%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net decrease of $2.0 million in Federal Home Loan Bank advances for the six months ended June 30, 2008. The Company had net increases of $29.7 million in Federal Home Loan Bank advances for the year ended December 31, 2007. For the six months ended June 30, 2008, the Company repurchased 257,655 shares of common stock at a cost of $2.5 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2007 Annual Report on Form 10-K.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2007. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2007 and June 30, 2008.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2008 and December 31, 2007 are as follows:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Commitments to extend credit: (1)
Future loan commitments	$17,919	$16,288
Undisbursed construction loans	21,003	21,961
Undisbursed home equity lines of credit	19,271	20,203
Undisbursed commercial lines of credit	13,699	11,496
Overdraft protection lines	1,478	1,464
Standby letters of credit (2)	616	605

Total commitments	$73,986	$72,017

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

For the six months ended June 30, 2008, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities for the second quarter of 2008 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2008	15,000	$9.97	15,000	514,350
May 1 - 31, 2008 (2)	40,655	9.83	40,655	473,695
June 1 - 30, 2008	—	—	—	473,695

Total	55,655	$9.87	55,655

(1)

On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of its common stock. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

(2)	This table includes 13,155 shares withheld from employees to satisfy tax withholding requirements upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 7, 2008.

The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of directors for a three-year term.

Nominees	For	Withheld
Mark D. Alliod	10,734,782	86,622
Michael R. Garvey	10,727,523	93,881
Robert O. Gillard	10,734,962	86,442

2.	Ratification of the appointment of Wolf and Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
10,768,877	35,653	16,874

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: August 13, 2008	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2008	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)