Form 10-Q
period 2008-09-30
SI Financial Group, Inc.
filed 2008-11-14
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 7, 2008, there were 11,802,445 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	September 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,899	$14,543
Interest-bearing	564	5,126
Federal funds sold	5,450	1,000

Total cash and cash equivalents	19,913	20,669
Available for sale securities, at fair value	166,304	141,914
Loans held for sale	2,160	410
Loans receivable (net of allowance for loan losses of $5,334 at September 30, 2008 and $5,245 at December 31, 2007)	611,232	587,538
Accrued interest receivable	3,555	3,528
Federal Home Loan Bank stock, at cost	8,388	7,802
Bank-owned life insurance	8,640	8,410
Other real estate owned	—	913
Premises and equipment, net	12,623	11,806
Goodwill and other intangibles	4,307	643
Deferred tax asset, net	6,529	3,270
Other assets	4,178	3,295

Total assets	$847,829	$790,198

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$59,446	$56,762
Interest-bearing	550,507	491,573

Total deposits	609,953	548,335

Mortgagors’ and investors’ escrow accounts	1,751	3,437
Federal Home Loan Bank advances	147,500	141,619
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	7,611	6,472

Total liabilities	775,063	708,111

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,803,445 and 12,071,100 shares outstanding at September 30, 2008 and December 31, 2007, respectively)	126	126
Additional paid-in capital	52,056	51,852
Unallocated common shares held by ESOP	(3,634)	(3,876)
Unearned restricted shares	(808)	(1,181)
Retained earnings	35,088	39,933
Accumulated other comprehensive (loss) income	(2,185)	504
Treasury stock, at cost (760,305 shares at September 30, 2008 and 492,650 shares at December 31, 2007)	(7,877)	(5,271)

Total stockholders’ equity	72,766	82,087

Total liabilities and stockholders’ equity	$847,829	$790,198

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans, including fees	$9,414	$9,349	$27,948	$27,399
Securities:
Taxable interest	2,166	1,435	6,324	4,156
Tax-exempt interest	3	4	10	12
Dividends	85	131	348	388
Other	81	73	265	235

Total interest and dividend income	11,749	10,992	34,895	32,190

Interest expense:
Deposits	3,837	4,012	11,969	11,637
Federal Home Loan Bank advances	1,576	1,324	4,764	3,792
Subordinated debt	92	144	308	624

Total interest expense	5,505	5,480	17,041	16,053

Net interest income	6,244	5,512	17,854	16,137
Provision for loan losses	233	520	518	740

Net interest income after provision for loan losses	6,011	4,992	17,336	15,397

Noninterest (loss) income:
Service fees	1,353	1,248	3,966	3,530
Wealth management fees	968	967	2,959	2,859
Increase in cash surrender value of bank-owned life insurance	78	75	230	219
Net gain (loss) on securities	2	(215)	146	106
Loss on write-down of securities to fair value	(7,058)	—	(7,058)	—
Net gain on sale of loans	27	40	108	105
Other	20	84	190	116

Total noninterest (loss) income	(4,610)	2,199	541	6,935

Noninterest expenses:
Salaries and employee benefits	4,077	3,826	12,382	11,342
Occupancy and equipment	1,453	1,324	4,318	3,990
Computer and electronic banking services	788	661	2,270	1,930
Outside professional services	173	240	586	832
Marketing and advertising	205	178	596	587
Supplies and printing	124	117	444	393
Other	759	691	2,123	1,954

Total noninterest expenses	7,579	7,037	22,719	21,028

(Loss) income before income tax (benefit) provision	(6,178)	154	(4,842)	1,304
Income tax (benefit) provision	(1,460)	26	(1,042)	350

Net (loss) income	$(4,718)	$128	$(3,800)	$954

Net (loss) income per common share:
Basic	$(0.42)	$0.01	$(0.33)	$0.08
Diluted	$(0.42)	$0.01	$(0.33)	$0.08

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars
Balance at December 31, 2007	12,563,750	$126	$51,852	$(3,876)	$(1,181)	$39,933	$504	$(5,271)	$82,087

Cash dividends declared ($0.12 per share)	—	—	—	—	—	(498)	—	—	(498)
Equity incentive plan shares earned	—	—	226	—	373	—	—	—	599
Committed to release 24,222 ESOP shares	—	—	(16)	242	—	—	—	—	226
Vesting of restricted stock	—	—	(6)	—	—	—	—	—	(6)
Cumulative effect adjustment of a change in accounting principle – adoption of EITF 06-4	—	—	—	—	—	(547)	—	—	(547)
Treasury shares purchased (267,655 shares)	—	—	—	—	—	—	—	(2,606)	(2,606)
Comprehensive loss:
Net loss	—	—	—	—	—	(3,800)	—	—	(3,800)
Change in net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(2,689)	—	(2,689)

Total comprehensive loss									(6,489)

Balance at September 30, 2008	12,563,750	$126	$52,056	$(3,634)	$(808)	$35,088	$(2,185)	$(7,877)	$72,766

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,800)	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	518	740
Employee stock ownership plan expense	226	288
Equity incentive plan expense	599	585
Excess tax benefit from share-based payment arrangements	—	(36)
Accretion of investment premiums and discounts, net	(167)	(181)
Amortization of loan premiums and discounts, net	142	450
Depreciation and amortization of premises and equipment	1,564	1,577
Amortization of core deposit intangible	40	73
Amortization of deferred debt issuance costs	—	35
Amortization of mortgage servicing rights	82	69
Net gain on sale of securities	(146)	(106)
Deferred income taxes	(1,874)	8
Loans originated for sale	(10,358)	(9,681)
Proceeds from sale of loans held for sale	8,716	9,397
Net gain on sale of loans	(108)	(105)
Net gain on sale of other real estate owned	(10)	—
Increase in cash surrender value of bank-owned life insurance	(230)	(219)
Loss on write-down of securities to fair value	7,058	—
Change in operating assets and liabilities:
Accrued interest receivable	13	374
Other assets	(390)	499
Accrued expenses and other liabilities	579	155

Net cash provided by operating activities	2,454	4,876

Cash flows from investing activities:
Purchases of available for sale securities	(80,860)	(40,289)
Proceeds from sales of available for sale securities	9,953	17,551
Proceeds from maturities of and principal repayments on available for sale securities	35,123	17,083
Net increase in loans	(16,913)	(12,465)
Purchases of Federal Home Loan Bank stock	(586)	(341)
Proceeds from sale of other real estate owned	923	—
Purchases of premises and equipment	(1,696)	(2,402)
Branch acquisitions	15,805	—

Net cash used in investing activities	(38,251)	(20,863)

Cash flows from financing activities:
Net increase in deposits	33,950	6,468
Net decrease in mortgagors’ and investors’ escrow accounts	(1,686)	(1,688)
Proceeds from Federal Home Loan Bank advances	47,761	59,593
Repayments of Federal Home Loan Bank advances	(41,880)	(48,839)
Repayments of other borrowings	—	(7,217)
Cash dividends on common stock	(498)	(558)
Excess tax benefit from share-based payment arrangements	—	36
Treasury stock purchased	(2,606)	(1,973)

Net cash provided by financing activities	35,041	5,822

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net change in cash and cash equivalents	(756)	(10,165)
Cash and cash equivalents at beginning of period	20,669	26,108

Cash and cash equivalents at end of period	$19,913	$15,943

Supplemental cash flow information:
Interest paid	$17,022	$16,063
Income taxes paid, net	754	977
Transfer of loans to other real estate owned	—	850

Asset Purchases:

The net liabilities assumed in the purchase of a branch office located in Colchester, Connecticut in January 2008 were as follows:

Assets:
Loans receivable	$231	$—
Accrued interest - loans	1	—
Core deposit intangible	159	—
Fixed assets, net	69	—
Goodwill	2,578	—

Total assets acquired	3,038	—

Liabilities:
Deposits	18,410	—
Accrued interest - deposits	1	—

Total liabilities assumed	18,411	—

Net liabilities assumed	$(15,373)	$—

The net liabilities assumed in the purchase of a branch office located in New London, Connecticut in March 2008 were as follows:

Assets:
Loans receivable	$7,210	$—
Accrued interest - loans	39	—
Fixed assets, net	616	—
Goodwill	967	—

Total assets acquired	8,832	—

Liabilities:
Deposits	9,258	—
Accrued interest - deposits	6	—

Total liabilities assumed	9,264	—

Net liabilities assumed	$(432)	$—

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-two offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2007 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments in nature, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the twelve months ending December 31, 2008.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the statement of financial condition and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, deferred income taxes and the impairment of long-lived assets.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which requires an acquiring entity to recognize all assets acquired and liabilities assumed in a transaction at their fair value as of the acquisition date, with limited exception, changes the accounting treatment for certain specific items and expands disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.

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

Effective January 2008, the Company adopted FASB’s Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 effective January 1, 2008, but has not elected to measure any permissible items at fair value. As a result, the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective November 15, 2008. The Company does not anticipate the adoption of SFAS 162 to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings Per Share”. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP 03-6-1. Early application is not permitted. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees - An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1” and “FSP 45-4”). This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to require additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the effective date of SFAS 161. The provisions of this FSP that amend Statement 133 and Interpretation 45 shall be effective for reporting periods (annual or interim) beginning after November 15, 2008. This FSP encourages that the amendments to Statement 133 and Interpretation 45 be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. This FSP clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or interim) beginning after November 15, 2008. The Company does not anticipate the adoption of FSP 133-1 and FSP 45-4 to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective October 10, 2008 and for prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 2. EARNINGS PER SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in a manner similar to basic net income (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock option and restricted stock awards. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted net income (loss) per common share. ESOP shares are included in weighted-average shares outstanding for basic net income (loss) per common share as they are committed to be released. Unvested restricted shares are only included in dilutive net income (loss) per common share computations.

(Dollars in Thousands, Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(4,718)	$128	$(3,800)	$954

Weighted-average common shares outstanding:
Basic	11,333,637	11,760,714	11,365,873	11,798,489
Effect of dilutive stock option and restricted stock awards	—	21,375	—	51,754

Diluted	11,333,637	11,782,089	11,365,873	11,850,243

Net (loss) income per common share:
Basic	$(0.42)	$0.01	$(0.33)	$0.08
Diluted	$(0.42)	$0.01	$(0.33)	$0.08

Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive common shares outstanding of 500,370 and 501,608 for the three and nine months ended September 30, 2008, respectively, and 321,074 and 297,756 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, all common stock equivalents, including stock options and restricted stock awards, were anti-dilutive to the diluted earnings per share calculation. Therefore, the dilutive effect of these items has not been considered for diluted earnings per share purposes.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 3. SECURITIES

The amortized cost and approximate fair values of available for sale securities at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$2,633	$15	$(18)	$2,630
Government-sponsored enterprises	29,652	138	(104)	29,686
Mortgage-backed securities	122,559	925	(2,978)	120,506
Corporate debt securities	8,171	5	(1,273)	6,903
Obligations of state and political subdivisions	5,000	30	(21)	5,009
Tax-exempt securities	350	2	(1)	351
Foreign government securities	125	—	—	125

Total debt securities	168,490	1,115	(4,395)	165,210

Equity securities:
Marketable equity securities	1,124	—	(30)	1,094

Total available for sale securities	$169,614	$1,115	$(4,425)	$166,304

December 31, 2007

(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$1,156	$2	$(26)	$1,132
Government-sponsored enterprises	32,551	261	(50)	32,762
Mortgage-backed securities	92,184	1,112	(432)	92,864
Corporate debt securities	10,075	208	(245)	10,038
Obligations of state and political subdivisions	2,000	18	—	2,018
Tax-exempt securities	350	—	—	350
Foreign government securities	100	—	—	100

Total debt securities	138,416	1,601	(753)	139,264

Equity securities:
Marketable equity securities	2,734	33	(117)	2,650

Total available for sale securities	$141,150	$1,634	$(870)	$141,914

Management evaluates securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

The following table shows the impact of the recognition of the other-than-temporary impairments and net realized gains and losses on securities from the available for sale portfolio for the three and nine months ended September 30, 2008 and 2007.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mortgage-backed securities
Gross gains	$—	$—	$27	$—
Gross losses	(2,729)	—	(2,729)	—

Net losses on mortgage-backed securities	(2,729)	—	(2,702)	—

Corporate debt securities
Gross losses	(2,809)	—	(2,809)	—

Other debt securities
Gross gains	2	—	119	—
Gross losses	—	(215)	—	(215)

Net gains (losses) on other debt securities	2	(215)	119	(215)

Equity securities
Gross gains	—	—	—	321
Gross losses	(1,520)	—	(1,520)	—

Net (losses) gains on equity securities	(1,520)	—	(1,520)	321

Net (losses) gains on securities	$(7,056)	$(215)	$(6,912)	$106

The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements for the third quarter of 2008 that the applicable investments within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2008.

Mortgage-backed securities – The Company recorded an other-than-temporary impairment charge of $2.7 million for the three and nine months ended September 30, 2008 on non-agency mortgage-backed securities. There were no impairment losses for the three and nine months ended September 30, 2007. Management evaluated the credit support and coverage ratios of these securities. While these securities currently remain AAA rated and management has the ability and intent to hold these securities, it is not likely that the market value of certain of these securities will recover in a reasonable amount of time. Therefore, management determined that these securities were impaired and wrote them down to their fair value as of September 30, 2008.

Corporate debt securities – The Company recorded an other-than-temporary impairment charge of $2.8 million for the three and nine months ended September 30, 2008 on Pooled Trust Preferred Securities (“PTPS”). There were no impairment losses for the three and nine months ended September 30, 2007. Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. Based on this review, management determined that projected cash flows on certain PTPS may be disrupted due to the increase in the number of participants in the pool electing to defer payments and that it is unlikely that the market value of certain PTPS will recover in a reasonable amount of time. Therefore, management determined these securities were impaired and wrote them down to their fair value as of September 30, 2008.

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

Equity Securities:

Agency preferred stock – The Company recorded an other-than-temporary impairment charge of $1.4 million for the three and nine months ended September 30, 2008 on perpetual preferred stock of Fannie Mae and Freddie Mac. There were no impairment losses for the three and nine months ended September 30, 2007. Upon the conservatorship of the U.S. Treasury, these securities experienced deterioration in value, dividends have been suspended and the future outlook for these securities is poor. Based on this information, management determined that these investments were other-than-temporarily impaired and wrote them down to their fair value as of September 30, 2008.

Other equity securities – The Company recorded an other-than-temporary impairment charge of $100,000 for the three and nine months ended September 30, 2008. There were no impairment losses for the three and nine months ended September 30, 2007. The conclusion that these investments were other-than-temporarily impaired was based on management’s review of these securities and their prospects for a near term recovery.

As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) which was enacted into law on October 3, 2008, the Company will record a deferred tax benefit of approximately $467,000 during the fourth quarter ending December 31, 2008 associated with the other-than-temporary impairment losses recognized for the Company’s preferred stock holdings of Fannie Mae and Freddie Mac. Prior to the enactment of EESA, such losses would have been treated as capital losses for both tax and financial reporting purposes. Under EESA, ordinary loss treatment is available to financial institutions for such securities.

To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods.

NOTE 4. LOANS RECEIVABLE

The following table summarizes the composition of the loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Real estate loans:
Residential – 1 to 4 family	$335,082	$330,389
Multi-family and commercial	154,228	132,819
Construction	27,788	37,231

Total real estate loans	517,098	500,439

Consumer loans:
Home equity	17,669	17,774
Other	3,446	3,330

Total consumer loans	21,115	21,104
Commercial business loans	76,841	69,850

Total loans	615,054	591,393

Deferred loan origination costs, net of fees	1,512	1,390
Allowance for loan losses	(5,334)	(5,245)

Loans receivable, net	$611,232	$587,538

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

In January 2008, the Bank completed its acquisition of a branch office located in Colchester, Connecticut. The Bank received $15.4 million for the acquisition of $460,000 in assets and the assumption of $18.4 million in liabilities, resulting in goodwill of $2.6 million.

In March 2008, the Bank completed its acquisition of a branch office located in New London, Connecticut. The Bank received $432,000 for the acquisition of $7.9 million in assets and the assumption of $9.3 million in liabilities, resulting in goodwill of $967,000.

Goodwill at September 30, 2008 and December 31, 2007 is summarized as follows:

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Balance at beginning of period	$643	$643
Additions	3,545	—
Accumulated amortization	—	—

Balance at end of period, net	$4,188	$643

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for financial reporting purposes but rather evaluated for impairment. No impairment charges relating to goodwill were recognized during the three and nine months ended September 30, 2008.

Core Deposit Intangible

In consideration for the assumption of $18.4 million of deposit liabilities from the Colchester, Connecticut branch office acquisition in January 2008, the Bank recorded a core deposit premium intangible of $159,000. The resulting core deposit premium intangible is amortized over five years using the sum-of-the-years-digits. The net book value of this core deposit intangible at September 30, 2008 and December 31, 2007 is as follows:

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Balance at beginning of period	$—	$973
Additions	159	—
Accumulated amortization	(40)	(973)

Balance at end of period, net	$119	$—

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

NOTE 6. OTHER COMPREHENSIVE LOSS

Other comprehensive loss, which is comprised solely of the change in unrealized gains and losses on available for sale securities, net of taxes, for the nine months ended September 30, 2008 and 2007 is as follows:

Nine Months Ended September 30, 2008

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(10,986)	$3,734	$(7,252)
Reclassification adjustment for losses recognized in net loss	6,912	(2,349)	4,563

Unrealized holding losses on available for sale securities, net of taxes	$(4,074)	$1,385	$(2,689)

Nine Months Ended September 30, 2007

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding gains on available for sale securities	$1,110	$(377)	$733
Reclassification adjustment for gains recognized in net income	(106)	36	(70)

Unrealized holding gains on available for sale securities, net of taxes	$1,004	$(341)	$663

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

At September 30, 2008 and December 31, 2007, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2008 and December 31, 2007.

September 30, 2008

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$64,806	12.70%	$40,823	8.00%	$51,028	10.00%
Tier I Risk-based Capital Ratio	60,319	11.82	20,413	4.00	30,619	6.00
Tier I Capital Ratio	60,319	7.23	33,372	4.00	41,714	5.00
Tangible Equity Ratio	60,319	7.23	12,514	1.50	n/a	n/a

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

December 31, 2007

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

NOTE 8. INCOME TAXES

Effective January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of September 30, 2008.

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

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2005.

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

SI FINANCIAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007 AND DECEMBER 31, 2007

The following table presents the balances of assets measured at fair value on a recurring basis as of September 30, 2008:

(Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for sale securities	$374	$165,930	$—	$166,304

Total assets at fair value	$374	$165,930	$—	$166,304

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

Certain assets were measured at fair value on a non-recurring basis at September 30, 2008. In accordance with the provisions of FASB Statement No. 114, the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 2). The carrying value of impaired loans (net of specific reserves of $1.2 million) for which the fair value of collateral was used to measure impairment totaled $8.3 million at September 30, 2008. Specific reserves for impaired loans decreased $59,000 and $133,000 for the three and nine months ended September 30, 2008, respectively. The resulting loss recorded for specific reserves on impaired loans is recognized in earnings through the provision for loan losses.

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

NOTE 10. SALE OF BRANCH OFFICE

On September 15, 2008, the Company announced that it had reached an agreement with Putnam Bank to sell its branch office located in Gales Ferry, Connecticut. Under the terms of the agreement, Putman Bank will purchase the building, equipment and assume deposit liabilities of approximately $3.5 million. The completion of the purchase is subject to regulatory approval and is expected to be completed by January 30, 2009. This transaction is not expected to have a material impact on the financial condition of the Bank or the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2008 and December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2007 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses, other-than-temporary impairment of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2007 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a detailed discussion of new accounting pronouncements.

Recent Developments and Initiatives

•

On September 15, 2008, the Bank entered into an agreement with Putnam Bank to sell its branch office located in Gales Ferry, Connecticut. The completion of the sale is subject to regulatory approval and is expected to be completed by January 30, 2009.

•

On September 17, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, paid on October 31, 2008 to stockholders of record as of the close of business on October 3, 2008. SI Bancorp, MHC, the Company’s mutual holding company parent, waived receipt of its dividend.

•

On September 18, 2008, the Company announced the addition of an Identity Fraud Resolution Service feature to its e.SI Rewards Checking account. This free service, provided by Identity Fraud, Inc., includes unlimited toll free professional support from a dedicated case specialist in order to help customers deal with identity fraud should it occur.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets:

Summary. Assets increased $57.6 million, or 7.3%, to $847.8 million at September 30, 2008, as compared to $790.2 million at December 31, 2007, primarily due to increases of $24.4 million in available for sale securities, $23.7 million in net loans receivable, $3.7 million in intangible assets and $3.3 million in net deferred tax asset, offset by decreases of $913,000 in other real estate owned and $756,000 in cash and cash equivalents. Available for sale securities increased as a result of the purchases of predominantly mortgage-backed securities with funds received from the Bank’s Colchester and New London, Connecticut branch acquisitions (the “Branch Acquisitions”) during the first quarter of 2008. The increase in net loans receivable included increases in commercial and residential mortgage loans and commercial business loans, offset by a decrease in construction loans. Of the $23.7 million increase in net loans receivable, $7.4 million represented primarily commercial loans acquired in connection with the Branch Acquisitions. The increase in intangible assets, consisting of core deposit intangibles and goodwill, resulted from the Branch Acquisitions. Net deferred tax asset increased as a result of the deferred taxes associated with the increase in the unrealized holding losses on available for sale securities. The decrease in other real estate owned reflects the sale of a commercial real estate property and a residential real estate property during the first half of 2008. The Company recorded a net gain of $10,000 on the sale of the two properties held in other real estate owned.

Loans Receivable, Net. The Company’s net loan portfolio increased $23.7 million. Loan originations increased $6.4 million during the first nine months of 2008 from the comparable period in 2007. For the nine months ended September 30, 2008, the Company sold $8.6 million of longer-term fixed-rate residential mortgage loans. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Despite mortgage loan sales, residential mortgage loans increased $4.7 million. Loan originations for residential mortgage loans decreased $4.5 million for the nine months of 2008 compared to the same period in 2007.

•

Commercial Loans. Multi-family and commercial mortgage loans increased $21.4 million, or 16.1%. Commercial business loans increased $7.0 million, or 10.0%, for 2008, with an increase in commercial mortgage and commercial business loan originations of $9.9 million and $4.0 million, respectively, as a result of the Bank’s continued emphasis on the commercial lending portfolio. Of the $7.4 million of net loans receivable acquired in the Branch Acquisitions, $3.7 million and $3.5 million represented commercial mortgage and commercial business loans, respectively.

•

Consumer Loans. Consumer loans increased $11,000 during the first nine months of 2008, despite a decrease in home equity lines of credit as a result of principal payments and pay-offs. Loan originations for consumer loans were down $3.0 million for the nine months ended September 30, 2008 from the comparable period in 2007.

The allowance for loan losses totaled $5.3 million at September 30, 2008 compared to $5.2 million at December 31, 2007. The ratio of the allowance for loan losses to total loans decreased from 0.89% at December 31, 2007 to 0.86% at September 30, 2008. At September 30, 2008, nonperforming loans totaled $8.5 million compared to $7.6 million at December 31, 2007. Specific reserves relating to nonperforming loans decreased to $1.2 million at September 30, 2008 from $1.3 million at December 31, 2007. At September 30, 2008, three commercial construction relationships accounted for $6.4 million of nonperforming loans and total specific reserves of $1.2 million.

The following table summarizes the activity in the allowance for loan losses at and for the three and nine months ended September 30, 2008 and 2007.

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$5,427	$4,413	$5,245	$4,365

Provision for loan losses	233	520	518	740
Loans charged-off	(327)	(127)	(450)	(421)
Recoveries of loans previously charged-off	1	128	21	250

Balance at end of period	$5,334	$4,934	$5,334	$4,934

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Nonaccrual loans:
Real estate loans	$8,459	$6,879
Commercial business loans	50	733
Consumer loans	1	20

Total nonaccrual loans	8,510	7,632

Real estate owned, net	—	913

Total nonperforming assets	8,510	8,545

Troubled debt restructurings	69	71

Total nonperforming assets and troubled debt restructurings	$8,579	$8,616

Total nonperforming loans to total loans	1.38%	1.29%
Total nonperforming loans to total assets	1.00%	0.97%
Total nonperforming assets and troubled debt restructurings to total assets	1.01%	1.09%

Significant disruption and volatility in the financial and capital markets occurred during the second half of 2007 and continued through the first nine months of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. These market conditions were attributable to a variety of factors, in particular the fallout associated with sub-prime mortgage loans, of which the Bank has no direct exposure. Continued value declines in the real estate and housing markets have exacerbated the situation. The Bank is not immune to some negative consequences arising from overall economic weakness and, in particular, a sharp downturn in the housing market, both locally and nationally. Decreases in real estate values could adversely affect the value of property used as collateral for loans held in portfolio. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely loan payments, which could have an adverse impact on the Company’s earnings. A further increase in loan delinquencies would decrease the Company’s net income and adversely impact the Bank’s loan loss experience, causing potential increases in the provision for loan losses and the allowance for credit losses.

Liabilities:

Summary. Total liabilities increased $67.0 million, or 9.5%, from December 31, 2007 to September 30, 2008 primarily as a result of increases in deposits of $61.6 million and Federal Home Loan Bank advances of $5.9 million.

Deposits. Deposits increased $61.6 million, or 11.2%, to $610.0 million at September 30, 2008. Interest-bearing deposits increased $58.9 million, or 12.0%, primarily due to increases in NOW and money market accounts and certificates of deposits of $33.7 million and $29.7 million, respectively. Contributing to the increase in deposits was $27.7 million in deposits from the Branch Acquisitions, marketing and competitively priced deposit products.

Borrowings. Borrowings increased $5.9 million to $155.7 million at September 30, 2008, resulting from an increase in Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity decreased $9.3 million from $82.1 million at December 31, 2007 to $72.8 million at September 30, 2008. The decrease in equity related to a net operating loss of $3.8 million, an increase in net unrealized holding losses on available for sale securities aggregating $2.7 million (net of taxes), stock repurchases of 267,655 shares at a cost of $2.6 million, cumulative effect adjustment charge for a change in accounting principle of $547,000 resulting from the adoption of EITF 06-4 and cash dividends of $0.12 per share aggregating $498,000.

Accumulated Other Comprehensive (Loss) Income. Accumulated other comprehensive (loss) income is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Unrealized holding losses on available for sale securities, net of taxes, totaled $2.2 million at September 30, 2008 compared to unrealized holding gains on available for sale securities, net of taxes, of $504,000 at December 31, 2007. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive loss on the consolidated statement of changes in stockholders’ equity. Management believes that none of the unrealized losses on these securities are other- than-temporary, because a majority of the unrealized losses relate to mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company has both the intent and the ability to hold until maturity or until the fair value fully recovers. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

Over the first nine months of 2008, there has been a significant contraction of liquidity in the fixed income markets. This has resulted in a lack of an orderly market for trading and pricing of fixed income securities, with the exception of U.S. Treasuries. Mortgage-backed paper from private issuers and preferred securities of financial institutions have been negatively impacted. For the three and nine months ended September 30, 2008, management determined that certain available for sale securities were impaired and recognized other-than-temporary impairment losses of $7.1 million. See Note 3 for additional details.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

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

Summary. The Company recorded a net loss of $4.7 million for the three months ended September 30, 2008, a decrease of $4.8 million compared to net income of $128,000 for the three months ended September 30, 2007. The net loss for the nine months ended September 30, 2008 was $3.8 million compared to net income of $954,000 for the comparable period in 2007. The net loss for 2008 was primarily attributable to the other-than-temporary impairment charge on investment securities of $7.1 million ($5.3 million net of taxes) recorded in the quarter ended September 30, 2008.

For both the three and nine months ended September 30, 2008, net interest income increased due to a higher average balance of interest-earning assets and higher yields on securities, offset by an increase in the cost of funds related to an increase in the average balance of deposits and Federal Home Loan Bank borrowings. The Company’s net interest income was impacted by the volatile interest rate environment. During the first nine months of 2008, the Federal Open Market Committee of the Federal Reserve Board of Governors decreased the federal funds rate by 225 basis points from 4.25% to 2.00%.

Interest and Dividend Income. Total interest and dividend income increased $757,000, or 6.9%, for the third quarter of 2008. Average interest-earning assets increased $88.3 million to $810.9 million, due to a higher average balance of securities and loans and, to a lesser extent, federal funds and other interest-earning assets. Average securities increased $52.9 million, with an increase in yield from 4.75% to 4.87%. Average loans increased $30.6 million. The rate earned on loans decreased 26 basis points to 6.09% for the third quarter of 2008 from 6.35% for the same period in 2007. The average balance of federal funds and other interest-bearing assets increased $4.7 million, while the yield decreased 151 basis points from 4.33% to 2.82%.

For the nine months ended September 30, 2008, interest and dividend income increased $2.7 million to $34.9 million due to a higher average balance of securities and loans and, to a lesser extent, federal funds and other interest-earning assets. Average yields on securities increased 23 basis points from 4.77% to 5.00% for the first nine months of 2008 compared to the same period in 2007. The average yield on loans declined 13 basis points. For the three and the nine months ended September 30, 2008, the decrease in the average yield on loans was due to an increase in nonaccrual loans and the declining interest rate environment.

Interest Expense. Interest expense remained virtually unchanged at $5.5 million for the three months ended September 30, 2008 and 2007. The Company experienced increases in the average balance and cost of NOW and money market accounts due to branch acquisitions and promotional rates. The average balances of certificates of deposit and Federal Home Loan Bank borrowings also increased, which was offset by decreases in the cost on savings accounts, certificates of deposit and subordinated debt. Average deposits rose $67.9 million and the average yield decreased 50 basis points. The increase in average deposits includes $52.5 million in NOW and money market accounts and $25.7 million in certificates of deposit accounts, offset by a decrease of $10.3 million in savings accounts. Average Federal Home Loan Bank advances increased $29.4 million and the yield on Federal Home Loan Bank borrowings decreased 24 basis points to 4.36%. The average rate paid on subordinated debt decreased 249 basis points from 6.93% to 4.44%.

For the nine months ended September 30, 2008, interest expense increased $988,000 as a result of increases in the average balance of interest-bearing liabilities from $613.5 million to $698.7 million. Higher interest expense for the first nine months of 2008 was primarily attributable to increases in the average balance of deposits and borrowings of $55.7 million and $29.5 million, respectively, offset by a decrease in the rate paid on interest-bearing liabilities of 24 basis points. The average rate paid on certificates of deposit and savings accounts declined 52 basis points and 34 basis points, respectively, offset by an increase in the average cost of NOW and money market accounts of 48 basis points as a result of promotional rates.

The following tables set forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

(Dollars in Thousands)	At or For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$615,172	$9,414	6.09%	$584,554	$9,349	6.35%
Securities (3)	184,291	2,255	4.87	131,352	1,571	4.75
Other interest-earning assets	11,408	81	2.82	6,688	73	4.33

Total interest-earning assets	810,871	11,750	5.76	722,594	10,993	6.04

Noninterest-earning assets	44,925			39,556

Total assets	$855,796			$762,150

Interest-bearing liabilities:
Deposits:
NOW and money market	$187,234	748	1.59	$134,770	500	1.47
Savings (4)	65,656	162	0.98	76,001	278	1.45
Certificates of deposit (5)	308,622	2,927	3.77	282,879	3,234	4.54

Total interest-bearing deposits	561,512	3,837	2.72	493,650	4,012	3.22

FHLB advances	143,671	1,576	4.36	114,227	1,324	4.60
Subordinated debt	8,248	92	4.44	8,248	144	6.93

Total interest-bearing liabilities	713,431	5,505	3.07	616,125	5,480	3.53

Noninterest-bearing liabilities	65,680			63,204

Total liabilities	779,111			679,329

Total stockholders’ equity	76,685			82,821

Total liabilities and stockholders’ equity	$855,796			$762,150

Net interest-earning assets	$97,440			$106,469

Tax equivalent net interest income (3)		6,245			5,513
Tax equivalent interest rate spread (6)			2.69%			2.51%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.06%			3.03%

Average of interest-earning assets to average interest-bearing liabilities			113.66%			117.28%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$6,244			$5,512

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

(Dollars in Thousands)	At or For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$606,050	$27,948	6.16%	$582,083	$27,399	6.29%
Securities (3)	178,477	6,686	5.00	127,905	4,560	4.77
Other interest-earning assets	13,742	265	2.58	8,691	235	3.62

Total interest-earning assets	798,269	34,899	5.84	718,679	32,194	5.99

Noninterest-earning assets	43,546			38,555

Total assets	$841,815			$757,234

Interest-bearing liabilities:
Deposits:
NOW and money market	$178,339	2,387	1.79	$131,611	1,287	1.31
Savings (4)	67,692	524	1.03	78,278	802	1.37
Certificates of deposit (5)	300,954	9,058	4.02	281,386	9,548	4.54

Total interest-bearing deposits	546,985	11,969	2.92	491,275	11,637	3.17

FHLB advances	143,494	4,764	4.43	110,989	3,792	4.57
Subordinated debt	8,248	308	4.99	11,209	624	7.44

Total interest-bearing liabilities	698,727	17,041	3.26	613,473	16,053	3.50

Noninterest-bearing liabilities	64,084			60,727

Total liabilities	762,811			674,200

Total stockholders’ equity	79,004			83,034

Total liabilities and stockholders’ equity	$841,815			$757,234

Net interest-earning assets	$99,542			$105,206

Tax equivalent net interest income (3)		17,858			16,141
Tax equivalent interest rate spread (6)			2.58%			2.49%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			2.99%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			114.25%			117.15%

Less tax equivalent adjustment (3)		(4)			(4)

Net interest income		$17,854			$16,137

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

(Dollars in Thousands)	Three Months Ended September 30, 2008 and 2007			Nine Months Ended September 30, 2008 and 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(399)	$464	$65	$(578)	$1,127	$549
Securities (3)	60	624	684	408	1,718	2,126
Other interest-earning assets	(31)	39	8	(81)	111	30

Total interest-earning assets	(370)	1,127	757	(251)	2,956	2,705

Interest-bearing liabilities
Interest expense:
Deposits (4)	(599)	424	(175)	(582)	914	332
Federal Home Loan Bank advances	(71)	323	252	(114)	1,086	972
Subordinated debt	(52)	—	(52)	(175)	(141)	(316)

Total interest-bearing liabilities	(722)	747	25	(871)	1,859	988

Change in net interest income (3)	$352	$380	$732	$620	$1,097	$1,717

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The Company’s provision for loan losses decreased $287,000 and $222,000 for the three and nine months ended September 30, 2008, respectively. The higher provision in 2007 related to an increase in the provision for the residential and commercial construction portfolios during the third quarter. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At September 30, 2008, three commercial construction relationships accounted for $6.4 million of nonperforming loans and total specific reserves of $1.2 million. Net loan charge-offs were $326,000 and $429,000 for the three and nine months ended September 30, 2008, respectively, compared to net loan recoveries of $1,000 for the three months ended September 30, 2007 and net loan charge-offs of $171,000, for the nine months ended September 30, 2007. Higher loan charge-offs for 2008 related predominately to four commercial mortgage and commercial business loan relationships.

Noninterest (Loss) Income. The following table shows the components of noninterest (loss) income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Service fees	$1,353	$1,248	$105	8.4%	$3,966	$3,530	$436	12.4%
Wealth management fees	968	967	1	0.1	2,959	2,859	100	3.5
Increase in cash surrender value of bank-owned life insurance	78	75	3	4.0	230	219	11	5.0
Net gain (loss) on sale of securities	2	(215)	217	(100.9)	146	106	40	37.7
Loss on write-down of securities to fair value	(7,058)	—	(7,058)	N/A	(7,058)	—	(7,058)	N/A
Net gain on sale of loans	27	40	(13)	(32.5)	108	105	3	2.9
Other	20	84	(64)	(76.2)	190	116	74	63.8

Total noninterest (loss) income	$(4,610)	$2,199	$(6,809)	(309.6)%	$541	$6,935	$(6,394)	(92.2)%

The decrease in noninterest income for the three and nine months ended September 30, 2008 was attributable to a $7.1 million other-than-temporary impairment charge on certain investments to fair value, offset by increases in service fees of $105,000 and $436,000, respectively, net gain on sale of securities of $217,000 and $40,000, respectively, and wealth management fees of $1,000 and $100,000 respectively. During 2008, service fees rose as a result of an increase in overdraft charges on certain deposit products and higher electronic banking usage. Wealth management fees were higher principally due to growth in the assets under management.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change	2008	2007	Dollar Change	Percent Change
Salaries and employee benefits	$4,077	$3,826	$251	6.6%	$12,382	$11,342	$1,040	9.2%
Occupancy and equipment	1,453	1,324	129	9.7	4,318	3,990	328	8.2
Computer and electronic banking services	788	661	127	19.2	2,270	1,930	340	17.6
Outside professional services	173	240	(67)	(27.9)	586	832	(246)	(29.6)
Marketing and advertising	205	178	27	15.2	596	587	9	1.5
Supplies and printing	124	117	7	6.0	444	393	51	13.0
Other	759	691	68	9.8	2,123	1,954	169	8.7

Total noninterest expenses	$7,579	$7,037	$542	7.7%	$22,719	$21,028	$1,691	8.0%

Higher noninterest expenses were primarily attributable to increased operating costs associated with three additional branch offices, which resulted in higher compensation costs due to increased staffing levels and occupancy expense related to facility leases and other occupancy-related expenses. Computer and electronic banking services expense rose due to increased telecommunication costs and transaction activity. During the first nine months of 2008, an impairment charge of $63,000 was recorded in other noninterest expenses to reduce the carrying value of the Bank’s investment in a small business investment company limited partnership. The increase in noninterest expenses was offset by a decrease in outside professional services in 2008 due to charges associated with the termination of the agreement to purchase a mortgage company during the first half of 2007.

Income Tax Provision. For the three and nine months ended September 30, 2008, the Company’s income tax expense decreased $1.5 million and $1.4 million, respectively, due to a pre-tax loss in 2008 resulting from a $7.1 million other-than-temporary impairment charge on certain investments to fair value.

As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) which was enacted into law on October 3, 2008, the Company will record a deferred tax benefit of approximately $467,000 during the fourth quarter ending December 31, 2008 associated with the other-than-temporary impairment losses recognized for the Company’s preferred stock holdings of Fannie Mae and Freddie Mac. Prior to the enactment of EESA, such losses would have been treated as capital losses for both tax and financial reporting purposes. Under EESA, ordinary loss treatment is available to financial institutions for such securities.

The effective tax rate for the three months ended September 30, 2008 and 2007 was 23.6% and 16.9%, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 21.5% and 26.8%, respectively. The decrease in the effective rate for the nine months ended September 30, 2008 was primarily attributable to the reduction in pre-tax income related to the other-than-temporary impairment charge on investment securities of $7.1 million.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $19.9 million, which included interest-bearing deposits and federal funds sold of $6.0 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $166.3 million at September 30, 2008. In addition, at September 30, 2008, the Company had a potential borrowing capacity of $241.0 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million. On that date, the Company had advances outstanding of $147.5 million and no overnight advances outstanding. The Company believes that its most liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase and sale of securities and loans. For the nine months ended September 30, 2008, the Company originated $106.7 million of loans, acquired $7.4 million in loans from the Branch Acquisitions and purchased $80.9 million of securities, excluding Federal Home Loan Bank stock. For the twelve months ended December 31, 2007, the Company originated $136.1 million of loans and purchased $66.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank borrowings and capital received through the issuance of trust preferred securities and branch acquisitions to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $59.9 million and $9.9 million for the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively. Certificates of deposit due within one year of September 30, 2008 totaled $155.3 million, or 25.5%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net increase of $5.9 million in Federal Home Loan Bank advances for the nine months ended September 30, 2008. The Company had net increases of $29.7 million in Federal Home Loan Bank advances for the year ended December 31, 2007. For the nine months ended September 30, 2008, the Company repurchased 267,655 shares of common stock at a cost of $2.6 million. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2007 Annual Report on Form 10-K.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2007. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2007 and September 30, 2008.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2008 and December 31, 2007 are as follows:

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Commitments to extend credit: (1)
Future loan commitments	$10,366	$16,288
Undisbursed construction loans	18,476	21,961
Undisbursed home equity lines of credit	18,641	20,203
Undisbursed commercial lines of credit	14,293	11,496
Overdraft protection lines	1,464	1,464
Standby letters of credit (2)	710	605

Total commitments	$63,950	$72,017

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

For the nine months ended September 30, 2008, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2007 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities for the three months ended September 30, 2008 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2008	10,000	$8.54	10,000	463,695
August 1 - 31, 2008	—	—	—	463,695
September 1 - 30, 2008	—	—	—	463,695

Total	10,000	$8.54	10,000

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

SI FINANCIAL GROUP, INC.

Date: November 13, 2008	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2008	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)