Form 10-K
period 2008-12-31
SI Financial Group, Inc.
filed 2009-03-27
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $41.2 million, which was computed by reference to the closing price of $8.30, at which the common equity was sold as of June 30, 2008. Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 16, 2009, there were 11,800,445 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this Form 10-K.

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

Branch Acquisitions

The Company completed acquisitions of branch offices in Colchester and New London, Connecticut (the “Branch Acquisitions”) in January and March 2008, respectively. In accordance with Financial Accounting Standards Board No. 141, “Business Combinations,” the Company accounted for the acquisitions as purchases during the first quarter of 2008. Related to the Colchester branch acquisition, the Company acquired loans and fixed assets totaling $460,000 and assumed deposit liabilities of $18.4 million. The Company purchased loans and fixed assets aggregating $7.9 million and assumed deposit liabilities of $9.3 million in the New London acquisition. The Company received $15.8 million in cash related to the Branch Acquisitions.

Sale of Branch Office

In January 2009, the Company completed the sale of its Gales Ferry, Connecticut branch office to Putnam Bank. According to the terms of the agreement, the Company provided $619,000 in cash in connection with the sale of deposit liabilities totaling $1.7 million and fixed assets and other assets aggregating $1.0 million, resulting in a gain on the sale of $100,000.

Availability of Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, www.mysifi.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). The information on the Company’s website shall not be considered as incorporated by reference into this Form 10-K.

Market Area

The Company is headquartered in Willimantic, Connecticut, which is located in eastern Connecticut approximately 30 miles east of Hartford. The Bank operates offices in Windham, New London, Tolland, Hartford and Middlesex Counties, which the Bank considers its primary market area. The economy in its market area is primarily oriented to the educational, service, entertainment, manufacturing and retail industries.

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County’s population in 2008 was 119,053 and consisted of 44,712 households. The population increased 9.1% from 2000. Median household income in Windham County is $55,000, compared to $67,000 for Connecticut as a whole and $44,000 nationally. The surrounding counties of Hartford, New London, Tolland and Middlesex Counties have median household incomes of $63,000, $62,000, $74,000 and $74,000, respectively.

Competition

The Bank faces significant competition for the attraction of deposits and origination of loans. The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held approximately 20.64% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county. Also, at June 30, 2008, the Bank held approximately 1.05% of the deposits in Hartford, New London and Tolland Counties, which is the 15th market share out of 37 financial institutions with offices in these counties. Banks owned by Bank of America Corp., Webster Bank Financial Corporation, TD Banknorth Group, Inc., Banco Santander and Citizens Financial Group, Inc., all of which are large regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans. The Bank historically and currently originates loans primarily for investment purposes. At December 31, 2008, the Bank had no loans that were held for sale. The following table summarizes the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
(Dollars in Thousands)	2008		2007		2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$332,399	53.46%	$330,389	55.87%	$309,695	53.65%	$266,739	51.66%	$252,180	55.99%
Multi-family and commercial	158,693	25.52	132,819	22.46	118,600	20.55	100,926	19.54	82,213	18.25
Construction	27,892	4.49	37,231	6.29	44,647	7.73	47,325	9.16	35,773	7.94

Total real estate loans	518,984	83.47	500,439	84.62	472,942	81.93	414,990	80.36	370,166	82.18

Consumer loans:
Home Equity	18,762	3.02	17,774	3.01	18,489	3.20	20,562	3.98	18,335	4.07
Other	3,345	0.54	3,330	0.56	10,616	1.84	3,294	0.64	2,790	0.62

Total consumer loans	22,107	3.56	21,104	3.57	29,105	5.04	23,856	4.62	21,125	4.69

Commercial business loans	80,649	12.97	69,850	11.81	75,171	13.03	77,552	15.02	59,123	13.13

Total loans	621,740	100.00%	591,393	100.00%	577,218	100.00%	516,398	100.00%	450,414	100.00%

Deferred loan origination costs, net of deferred fees	1,570		1,390		1,258		1,048		743
Allowance for loan losses	(6,047)		(5,245)		(4,365)		(3,671)		(3,200)

Loans receivable, net	$617,263		$587,538		$574,111		$513,775		$447,957

One- to Four-Family Residential Loans. The Bank’s primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in its market area. The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of current and anticipated future interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment and the effect each has on the Bank’s interest rate risk. The loan fees charged, interest rates and other provisions of mortgage loans are determined on the basis of the Bank’s own pricing criteria and competitive market conditions. Additionally, the Bank offers reverse mortgages to its customers, through a correspondent relationship with another institution, in response to increasing demand for this type of product.

The Bank offers fixed-rate loans with terms of 10, 15, 20, 30 or 40 years. The Bank’s adjustable-rate mortgage loans are based primarily on 30 year amortization schedules. Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the life time interest rate cap is generally 6% over the initial interest rate of the loan.

While the Bank anticipates that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make the Bank’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and life time interest rate adjustment limits.

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

Multi-Family and Commercial Real Estate Loans. The Bank makes multi-family and commercial real estate loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. The Bank’s multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, retail facilities, single-family subdivisions as well as owner-occupied properties located in its market area and used for businesses. The Bank intends to continue to emphasize this segment of its loan portfolio as a result of yields that are generally higher than one- to four-family residential loans, and are more sensitive to changes in market interest rates.

The Bank originates adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 3.0-3.5% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or life time interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. At December 31, 2008, the largest outstanding multi-family or commercial real estate loan was $7.2 million. This loan is secured by a nursing home and rehabilitation facility and was performing according to its terms at December 31, 2008.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios of at least 1.20. The debt service coverage ratio is equal to cash flows before interest, depreciation and required principal payments. Appropriate environmental assessments are generally required for commercial real estate loans over $100,000, based upon the environmental risk factors for the subject collateral property.

Construction and Land Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction and 75% on commercial construction for nonresidential properties and 80% on commercial multi-family construction of the lower of appraised value or cost of the project, whichever is less. At December 31, 2008, the largest outstanding residential construction loan commitment was for $663,000, of which $116,000 was outstanding. At December 31, 2008, the largest outstanding commercial construction loan commitment for the construction of a retail strip mall was $4.6 million, of which $2.5 million was outstanding. These loans were performing according to their terms at December 31, 2008. Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser. Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project before or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land. Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%. The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current The Wall Street Journal prime rate plus a 1.0–2.0% margin. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the life time interest rate cap is generally 6% over the initial rate of the loan. Land loans totaled $738,000 at December 31, 2008.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area. The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit. At December 31, 2008, the largest commercial loan was a $1.4 million loan, which is secured by a business asset consisting of a waste processing system. This loan was performing according to its terms at December 31, 2008.

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

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months and will be paid over a pre-defined amortization period. Additional products such as time notes, letters of credit, equipment lease financing and Small Business Administration guaranteed loans are offered. Additionally, the Bank purchases loans guaranteed by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”). At December 31, 2008, SBA and USDA loans totaled $45.7 million.

Consumer Loans. The Bank offers a variety of consumer loans, primarily home equity lines of credit, and, to a lesser extent, loans secured by marketable securities, passbook or certificate accounts, motorcycles, automobiles and recreational vehicles, as well as unsecured loans. Generally, the Bank offers automobile loans with a maximum loan-to-value ratio of 100% of the purchase price for new vehicles. Unsecured loans generally have a maximum borrowing limit of $10,000 and a maximum term of five years.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If not renewed, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

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

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the United States Department of Agriculture and the Small Business Administration. The loans are primarily for commercial and agricultural properties located throughout the United States. The Bank purchased $12.3 million in loans during 2008 and no loans in fiscal 2007.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained, based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. In 2008, the Bank began selling loans to the Federal Home Loan Bank of Boston under the Mortgage Partnership Finance program. Proceeds from the sale of loans totaled $14.4 million and $13.8 million for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, the Bank retained the servicing rights on $81.5 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2008, the balance of loans sold with recourse totaled $43,000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans. The related servicing rights for these loans were $423,000 and $422,000 at December 31, 2008 and 2007, respectively. Amortization of mortgage servicing rights totaled $114,000 and $94,000 for the years ended December 31, 2008 and 2007, respectively.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2008	2007
Loans at beginning of year	$591,393	$577,218

Originations:
Real estate loans	118,113	112,372
Commercial business loans	15,778	13,285
Consumer loans	7,697	10,479

Total loan originations	141,588	136,136

Purchases	12,281	—

Deductions:
Principal loan repayments, prepayments and other, net	108,693	106,948
Loan sales	14,232	13,666
Loan charge-offs	597	434
Transfers to other real estate owned	—	913

Total deductions	123,522	121,961

Net increase in loans	30,347	14,175

Loans at end of year	$621,740	$591,393

Loan Maturity. The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2008. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	Amounts Due In
(Dollars in Thousands)	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due
Real estate loans:
Residential – 1 to 4 family	$88	$9,911	$322,400	$332,399
Multi-family and commercial	760	4,930	153,003	158,693
Construction	7,276	886	19,730	27,892

Total real estate loans	8,124	15,727	495,133	518,984

Commercial business loans	12,638	10,376	57,635	80,649

Consumer loans	92	1,781	20,234	22,107

Total loans	$20,854	$27,884	$573,002	$621,740

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

The following table sets forth, at December 31, 2008, the dollar amount of gross loans receivable contractually due after December 31, 2009, and whether such loans have either fixed interest rates, floating or adjustable interest rates.

	Due After December 31, 2009
(Dollars in Thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential – 1 to 4 family	$199,331	$132,980	$332,311
Multi-family and commercial	11,423	146,510	157,933
Construction	14,241	6,375	20,616

Total real estate loans	224,995	285,865	510,860

Commercial business loans	34,631	33,380	68,011

Consumer loans	5,447	16,568	22,015

Total loans	$265,073	$335,813	$600,886

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. All residential mortgages and consumer home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors. The Loan Committee of the Board of Directors has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit up to $6.0 million and

(2) commercial and other consumer loans up to $2.0 million. The President and the Senior Credit Officer have approval for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $417,000 for those that are non-conforming and (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for consumer home equity lines of credit or $1.0 million jointly for commercial and other consumer loans.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s stated capital and reserves. At December 31, 2008, the Bank’s regulatory limit on loans to one borrower was $10.4 million. At that date, the Bank’s largest lending relationship was $8.6 million, representing two commercial business loans, a commercial permanent mortgage loan for the construction of a nursing home and rehabilitation facility, and a commercial permanent mortgage loan to purchase an adjacent property, of which $8.2 million was outstanding and performing according to the original repayment terms.

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

On a monthly basis, management informs the Board of Directors of the amount of loans delinquent more than 30 days and over, all loans in foreclosure and other real estate owned.

The following table sets forth the delinquencies in the Bank’s loan portfolio as of the dates indicated.

	December 31, 2008				December 31, 2007
(Dollars in Thousands)	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
Residential – 1 to 4 family	5	$750	9	$1,774	4	$494	5	$618
Multi-family and commercial	3	1,421	2	716	—	—	1	42
Construction	1	179	4	5,484	2	3,677	2	2,405

Total real estate loans	9	2,350	15	7,974	6	4,171	8	3,065

Consumer loans:
Home equity	—	—	—	—	—	—	—	—
Other	2	7	—	—	3	21	1	2

Total consumer loans	2	7	—	—	3	21	1	2

Commercial business loans	2	843	5	1,457	3	499	1	8

Total delinquent loans	13	$3,200	20	$9,431	12	$4,691	10	$3,075

At December 31, 2008, total delinquencies of 60 days or more past due totaled $12.6 million, which represented an increase of $4.8 million compared to $7.8 million at December 31, 2007. Of the $2.3 million in commercial business loans that were delinquent 60 days or more at December 31, 2008, $1.8 million represented purchased USDA loans that are guaranteed by the full faith and credit of the United States.

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

The following table sets forth the principal balance of the Bank’s classified loans as of December 31, 2008.

(Dollars in Thousands)	Loss	Doubtful	Substandard	Special Mention
Real estate loans:
Residential – 1 to 4 family	$—	$—	$2,795	$—
Multi-family and commercial	—	—	1,607	7,927
Construction	—	—	5,484	848

Total real estate loans	—	—	9,886	8,775

Consumer loans:
Home equity	—	—	—	—
Other	1	—	—	—

Total consumer loans	1	—	—	—

Commercial business loans	—	—	939	2,269

Total classified loans	$1	$—	$10,825	$11,044

Of the $10.8 million of substandard loans at December 31, 2008, $9.3 million were nonperforming loans. The largest substandard loan, a commercial construction loan totaling $2.0 million, was more than 90 days past due at December 31, 2008. Of the $11.0 million of special mention loans, only one loan totaling $517,000 million was 60 days past due at December 31, 2008.

At December 31, 2008, total classified loans related predominately to twenty-eight commercial real estate loans totaling $9.5 million, six commercial construction loans totaling $6.3 million and fourteen residential real estate loans totaling $2.8 million. Declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. The continued weakening of both the local and national real estate markets has contributed to the inability of commercial developers to sell completed units, which resulted in declining collateral values and an increased risk of default.

Nonperforming Assets and Restructured Loans. When a loan becomes 90 days delinquent or there is reasonable doubt that principal and interest will be received, the loan is placed on nonaccrual status at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on nonaccrual loans are applied to the outstanding principal and interest balance as determined at the time of collection of the loan.

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

Troubled debt restructurings occur when debtors are granted concessions that the Bank would not otherwise consider because of economic or legal reasons pertaining to the debtor’s financial difficulties. Such concessions would include, but are not limited to, the transfer of assets or the issuance of equity interest by the debtor to satisfy all or part of the debt, modification of the terms of debt or the substitution or addition of debtor(s).

The following table provides information with respect to the Bank’s nonperforming assets and troubled debt restructurings as of the dates indicated. The Company had no accruing loans past due 90 days or more at each of the dates indicated.

	December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Nonaccrual loans:
Real estate loans	$9,110	$6,879	$392	$224	$943
Commercial business loans	217	733	71	—	—
Consumer loans (1)	1	20	929	16	1

Total nonaccrual loans	9,328	7,632	1,392	240	944

Other real estate owned, net (2)	—	913	—	325	—

Total nonperforming assets	9,328	8,545	1,392	565	944

Troubled debt restructurings	69	71	72	74	76

Total nonperforming assets and troubled debt restructurings	$9,397	$8,616	$1,464	$639	$1,020

Ratios:
Total nonperforming loans to total loans	1.50%	1.29%	0.24%	0.05%	0.21%
Total nonperforming loans to total assets	1.09	0.97	0.18	0.03	0.15
Total nonperforming assets and troubled debt restructurings to total assets	1.10	1.09	0.19	0.09	0.16

(1)	Includes indirect automobile loans totaling $925,000 at December 31, 2006.
(2)	Other real estate owned balances are shown net of related loss allowance.

In addition to the loans disclosed in the above table, at December 31, 2008, management identified three loans totaling $1.5 million in which the borrowers had possible credit problems that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the table above. All of the aforementioned loans have been classified as substandard and are contained in the classified loan table on the previous page.

Interest income that would have been recorded for the year ended December 31, 2008 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $609,000. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $27,000 for the year ended December 31, 2008.

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

Specific Allowance for Identified Impaired Loans. For loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. The Bank establishes a general allowance on the remainder of the loan portfolio, after excluding impaired loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on the Bank’s historical loss experience and delinquency trends. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Bank’s primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the Bank’s regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current economic environment.

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

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Allowance at beginning of year	$5,245	$4,365	$3,671	$3,200	$2,688

Provision for loan losses	1,369	1,062	881	410	550

Charge-offs:
Real estate loans	(163)	(246)	—	(17)	—
Commercial business loans	(359)	—	—	(1)	(13)
Consumer loans	(75)	(188)	(199)	(11)	(62)

Total charge-offs	(597)	(434)	(199)	(29)	(75)

Recoveries:
Real estate loans	4	135	4	70	19
Commercial business loans	21	—	2	3	6
Consumer loans	5	117	6	17	12

Total recoveries	30	252	12	90	37

Net (charge-offs) recoveries	(567)	(182)	(187)	61	(38)

Allowance at end of year	$6,047	$5,245	$4,365	$3,671	$3,200

Ratios:
Allowance to total loans outstanding at end of year	0.97%	0.89%	0.76%	0.71%	0.71%
Allowance to nonperforming loans	64.83	68.72	313.58	1529.58	338.98
Net (charge-offs) recoveries to average loans outstanding during the year	(0.09)	(0.03)	(0.03)	0.01	(0.01)
Recoveries to charge-offs	5.03	58.06	6.03	310.34	49.30

The higher provision for 2008 reflects increases in the Bank’s nonperforming loans, charge-offs and the increased allowance loss factors for commercial mortgage, construction and commercial business loan portfolios due to adverse market conditions and loan growth. While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. As a result, the Company has increased its provision for loan losses on this portion of the loan portfolio during the second half of 2008 to reflect the increased risk of loss associated with this type of lending. Specific reserves relating to impaired loans decreased to $1.2 million at December 31, 2008 compared to $1.3 million at December 31, 2007. The ratio of the allowance for loan losses to total loans increased from 0.89% at December 31, 2007 to 0.97% at December 31, 2008. At December 31, 2008, nonperforming loans totaled $9.3 million, of which two commercial construction relationships accounted for $5.5 million of nonperforming loans and $1.0 million in specific reserves. Nonperforming loans totaled $7.6 million at December 31, 2007.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2008			2007			2006
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$4,797	79.33%	83.47%	$4,155	79.22%	84.62%	$3,244	74.32%	81.93%
Commercial business	1,097	18.13	12.97	922	17.57	11.81	783	17.94	13.03
Consumer loans	153	2.54	3.56	168	3.21	3.57	338	7.74	5.04

Total allowance for loan losses	$6,047	100.00%	100.00%	$5,245	100.00%	100.00%	$4,365	100.00%	100.00%

	December 31,
	2005			2004
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans
Real estate loans	$2,639	71.89%	80.36%	$2,403	75.08%	82.18%
Commercial business	892	24.29	15.02	641	20.02	13.13
Consumer loans	140	3.82	4.62	152	4.74	4.69
Unallocated	—	—	—	4	0.16	—

Total allowance for loan losses	$3,671	100.00%	100.00%	$3,200	100.00%	100.00%

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds. The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2008.

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

At December 31, 2008, the Company’s investment portfolio, which consisted solely of available for sale securities, totaled $162.7 million and represented 19.1% of assets. The Company’s securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, AAA-rated “private-label” mortgage-backed securities with maturities of 30 years or less, government-sponsored enterprises with maturities of 20 years or less and corporate debt securities. At December 31, 2008, the amortized cost and fair value of non-agency mortgage-backed securities totaled $39.4 million and $33.3 million, respectively. Included in corporate debt securities at December 31, 2008, the amortized cost and fair value of pooled trust preferred securities totaled $6.6 million and $5.4 million, respectively.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
(Dollars in Thousands)	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$2,453	$2,415	$1,156	$1,132	$1,596	$1,602
Government-sponsored enterprises	25,985	26,587	32,551	32,762	66,190	65,263
Mortgage-backed securities	120,819	116,930	92,184	92,864	45,481	44,815
Corporate debt securities	12,526	11,350	10,075	10,038	3,917	3,903
Obligations of state and political subdivisions	4,000	4,037	2,000	2,018	2,000	2,024
Tax-exempt securities	280	280	350	350	420	420
Foreign government securities	100	100	100	100	100	99

Total debt securities	166,163	161,699	138,416	139,264	119,704	118,126

Marketable equity securities	1,060	1,000	2,734	2,650	1,336	1,382

Total available for sale securities	$167,223	$162,699	$141,150	$141,914	$121,040	$119,508

The Company had no individual investments that had an aggregate book value in excess of 10% of its stockholders’ equity at December 31, 2008.

The following table sets forth the amortized cost, weighted-average yields and contractual maturities of securities at December 31, 2008. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2008, the amortized cost of mortgage-backed securities with adjustable rates totaled $23.9 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government and agency obligations	$—	—%	$57	5.71%	$2,061	4.00%	$335	4.50%	$2,453	4.11%
Government-sponsored enterprises	7,997	4.19	11,740	3.97	—	—	6,248	5.29	25,985	4.35
Mortgage-backed securities	975	3.55	1,834	3.69	15,184	5.07	102,826	5.21	120,819	5.16
Corporate debt securities	—	—	3,444	7.44	1,957	5.77	7,125	3.35	12,526	4.85
Obligations of state and political subdivisions	—	—	3,000	4.90	500	5.67	500	5.60	4,000	5.09
Tax-exempt securities	70	3.87	210	3.87	—	—	—	—	280	3.87
Foreign government securities	25	3.92	75	4.97	—	—	—	—	100	4.71

Total debt securities	9,067	4.12	20,360	4.68	19,702	5.05	117,034	5.10	166,163	4.99

Marketable equity securities	—	—	—	—	—	—	1,060	15.36	1,060	15.36

Total available for sale securities	$9,067	4.12%	$20,360	4.68%	$19,702	5.05%	$118,094	5.20%	$167,223	5.06%

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, competition and money market conditions.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Connecticut. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. The Bank also utilizes brokered certificates of deposits, which at December 31, 2008 amounted to $4.5 million, as an alternate source of funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, and even higher rates on longer-term deposits, but not be the market leader in every account type and maturity.

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

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
(Dollars in Thousands)	2008		2007		2006
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand deposits	$57,647	9.23%	$56,762	10.29%	$55,703	10.28%
NOW and money market accounts	187,699	30.07	151,237	27.41	126,567	23.36
Savings accounts (1)	64,119	10.27	69,876	12.66	81,020	14.94
Certificates of deposit (2)	314,811	50.43	273,897	49.64	278,632	51.42

Total deposits	$624,276	100.00%	$551,772	100.00%	$541,922	100.00%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.6 million, $3.4 million and $3.2 million at December 31, 2008, 2007 and 2006, respectively.
(2)	Includes brokered deposits of $4.5 million, $2.1 million and $7.1 million at December 31, 2008, 2007 and 2006, respectively.

The Bank had $97.8 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2008, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate
Maturity Period:
Three months or less	$8,011	3.26%
Over three through six months	7,956	2.68
Over six through twelve months	37,020	3.57
Over twelve months	44,848	3.96

Total	$97,835	3.65%

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, years to maturity and percent of total certificate accounts at December 31, 2008.

	Amount Due
(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
0.30 – 2.00%	$25,741	$80	$—	$—	$—	$25,821	8.20%
2.01 – 3.00%	27,374	16,390	6,684	269	—	50,717	16.11
3.01 – 4.00%	86,336	55,413	19,731	142	1,473	163,095	51.81
4.01 – 5.00%	18,376	28,979	11,147	3,354	6,013	67,869	21.56
5.01 – 5.38%	2,181	3,439	1,187	250	252	7,309	2.32

Total	$160,008	$104,301	$38,749	$4,015	$7,738	$314,811	100.00%

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

Advances from the FHLB decreased $2.0 million, or 1.4%, for the year ended December 31, 2008 to $139.6 million. For 2008, new advances tended to be shorter in duration to provide the Company flexibility to repay the advances in the future because of their higher interest rates. These borrowings were used to fund asset growth and increase liquidity.

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

In 2006, the Company formed SI Capital Trust II (“Trust II”), which issued $8.0 million of trust preferred securities through a pooled trust preferred securities offering. The Company owns all of the common securities of Trust II, which has no independent assets or operations. Trust II was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. A portion of the proceeds from the offering were used to redeem trust preferred securities of the Trust. The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%. The interest rate on these securities at December 31, 2008 was 3.70%. The Company may redeem the trust preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

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

Additionally, the Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2008.

The following table sets forth information regarding the Company’s borrowings at the dates or for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$147,664	$141,619	$117,982
Subordinated debt	8,248	15,465	15,465

Average balance outstanding during the year:
FHLB advances	$143,697	$114,960	$101,902
Subordinated debt	8,248	10,463	9,522

Weighted-average interest rate during the year:
FHLB advances	4.40%	4.59%	4.27%
Subordinated debt	4.81	7.42	8.21

Balance outstanding at end of year:
FHLB advances	$139,600	$141,619	$111,956
Subordinated debt	8,248	8,248	15,465

Weighted-average interest rate at end of year:
FHLB advances	4.24%	4.53%	4.44%
Subordinated debt	3.70	6.69	8.01

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions. Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements. The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality. Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business in order to accumulate assets and increase fee-based income. At December 31, 2008, trust assets under administration were $150.2 million, consisting of 349 accounts, the largest of which totaled $11.1 million, or 7.4%, of the trust department’s total assets. As of December 31, 2008, SI Trust Servicing provided trust outsourcing services to 13 clients, consisting of 6,090 accounts totaling $4.9 billion in assets. For the years ended December 31, 2008 and 2007, total trust services revenue was $2.7 million and $3.6 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

803 Financial Corp. 803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates offices at the Bank and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex to the Company. As a result, 803 Financial Corp. had no other holdings or business activities.

SI Realty Company, Inc. SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2008, SI Realty Company, Inc. had $192,000 in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property. SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was $219,000 and $89,000 for the years ended December 31, 2008 and 2007, respectively.

Personnel

At December 31, 2008, the Company had 249 full-time employees and 37 part-time employees. None of the Company’s employees are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2008, the Bank exceeded each of these capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2008, the Bank maintained 76.91% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities in which such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interest, are in excess of the greater of $25,000, or 5% of the Bank’s capital and surplus, and in any event any loans totaling $500,000 or more, must be approved in advance by a majority of the disinterested members of the Board of Directors. Loans to executive officers are subject to additional restrictions as to type and amount.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, financial condition and complexity of portfolio. The OTS assessments paid by the Bank for 2008 were $207,000.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.

For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range seven to seventy-seven and one-half basis points. The FDIC has also imposed on all insured institutions an emergency special assessment of twenty basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2009. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and SI Bancorp, MHC opted to participate in the unsecured debt guarantee program.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $344,000, of which none is remaining as of December 31, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in FHLB. The Bank was in compliance with this requirement with an investment in FHLB at December 31, 2008 of $8.4 million.

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

The regional banks within the Federal Home Loan Bank System have experienced higher levels of other-than-temporary impairment in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company anticipates a decline in the dividend yield on its holdings in FHLB stock since the FHLB announced that dividend payments in 2009 are unlikely. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

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

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. The Company’s maximum federal income tax rate was 34.0% for 2008.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2008) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	54	President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC
Brian J. Hull	48	Executive Vice President, Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC
David T. Weston	46	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	39	Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	44	Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
Michael J. Moran	60	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company
(1) Ages presented are as of December 31, 2008.

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

David T. Weston has been Senior Vice President and Senior Trust Officer since 2008. Mr. Weston oversees wealth management services, which includes trust, investment and insurance operations. Mr. Weston served as a Vice President within Savings Institute Bank and Trust Company’s trust department since 2004.

William E. Anderson, Jr. has been Vice President and Retail Banking Officer since 2002 and 2004, respectively. Mr. Anderson joined Savings Institute Bank and Trust Company in 1995.

Laurie L. Gervais has been Vice President and Director of Human Resources since 2003 and 2001, respectively. Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

Michael J. Moran has been Senior Vice President and Senior Credit Officer since 2008 and previously held this position from 2001 through 2006. Mr. Moran served as Vice President and Senior Commercial Real Estate Officer during 2007. Mr. Moran joined Savings Institute Bank and Trust Company in 1995.

Item 1A.	Risk Factors.

Prospective investors in the Company’s common stock should carefully consider the following factors.

•

The Company’s investment portfolio may suffer reduced returns, material losses or other-than-temporary impairment losses. During an economic downturn, the Company’s investment portfolio could be subject to higher risk. The value of the Company’s investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in the Company’s portfolio, or due to a deterioration in the financial condition of an issuer that guarantees an issuer’s payments of such investments. Such defaults and impairments could reduce the Company’s net investment income and result in realized investment losses.

The Company’s investment portfolio is also subject to increased risk as the valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e. the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in the Company’s financial statements is not reflective of prices at which actual transactions would occur.

Because of the risks set forth above, the value of the Company’s investment portfolio could decrease, the Company could experience reduced net investment income, and the Company could incur realized investment losses, which could materially and adversely affect the Company’s results of operations, financial position and liquidity.

Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary. As of December 31, 2008, the amortized cost and the fair value of the Company’s securities portfolio totaled $167.2 million and $162.7 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

•

The current economic environment poses significant challenges for the Company and could adversely affect the Company’s financial condition and results of operations. The Company is currently operating in a challenging and uncertain economic environment, both nationally and in the local markets. Financial institutions continue to be affected by sharp declines in financial and real estate values. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on the Bank’s borrowers or their customers, which could adversely impact the repayment of its loan portfolio. The overall deterioration in economic conditions also could subject the Company to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in increases in loan delinquencies and problem assets and foreclosures and a decline in the value of the collateral securing loans in the Bank’s portfolio. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level the Company has provided for loan loss allowance, which could necessitate an increase in the Company’s provision for loan losses, which would reduce earnings. Additionally, the demand for the Company’s products and services could be reduced, which would adversely impact the Company’s liquidity and revenues.

•

The Company’s level of nonperforming loans and classified assets expose it to increased lending risks. Further, the Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio. At December 31, 2008, loans that were classified as either special mention, substandard, doubtful or loss totaled $21.9 million, representing 3.5% of total loans, including nonperforming loans of $9.3 million, representing 1.5% of total loans. In addition, the Company’s nonperforming and classified loans have increased in each of the last two years. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance, we would experience loan losses, which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, the Company’s allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results.

At December 31, 2008, the Company’s allowance for loan losses totaled $6.0 million, which represented 0.97% of total loans and 64.83% of nonperforming loans. The Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on the Company’s operating results.

•

The Company’s commercial and construction lending may expose it to increased lending risks. At December 31, 2008, $239.3 million, or 38.5%, of the Company’s loan portfolio consisted of commercial real estate and commercial business loans. The Company intends to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Additionally, construction loans totaling $27.9 million represented 4.5% of the Company’s total loan portfolio at December 31, 2008. Construction loans present greater risk as it relates to the accuracy of the estimate of the property’s value at completion of the project, the estimated cost of construction and the ability, for speculative projects, to sell the property upon completion. Moreover, declining economic conditions have negatively impacted the construction markets.

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

•

Strong competition within the Company’s market area could hurt the Company’s profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2008, the Company held approximately 1.78% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 12th market share of deposits out of 38 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

•

The trading history of the Company’s common stock is characterized by low trading volume. The Company’s common stock may be subject to sudden decreases due to the volatility of the price of the Company’s common stock. The Company’s common stock trades on the NASDAQ Global Market. Over the past 50 days, the average daily trading volume of its common stock was approximately 3,200 shares. The Company cannot predict whether a more active trading market in its common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of its common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

•

Future FDIC Assessments Will Hurt the Company’s Earnings. In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment may amount to twenty basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that noninterest expenses may increase $1.3 million in 2009 related to this assessment. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to ten basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessments imposed by the FDIC will further hurt the Company’s earnings.

•

The Bank owns stock in the Federal Home Loan Bank of Boston, which, as a result of its financial difficulties, has suspended its dividend, which will negatively affect the Company’s net interest income. As a member bank, the Bank is required to purchase capital stock in the FHLB in an amount commensurate with the amount of the Bank’s advances and unused borrowing capacity. This stock is carried at cost and was $8.4 million at December 31, 2008. In February 2009, the FHLB announced that, as a result of deterioration in earnings and to preserve its capital, it did not intend to pay a dividend on its common stock for the quarter and likely will not for 2009. Additionally, in December 2008, the FHLB declared a moratorium on excess stock repurchases. During 2008, the Company recognized $300,000 of dividend income from its investment in FHLB stock. The failure to recognize dividend income from the FHLB will negatively impact our net interest income.

•

If the Company’s goodwill recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the purchase method of accounting be used for all business combinations. Under purchase accounting, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2008, the Company had $4.2 million of goodwill on its balance sheet. Companies evaluate goodwill for impairment at least annually. Write-downs of the amount of impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

•

SI Bancorp, MHC’s majority control of the Company’s common stock enables it to exercise voting control over most matters put to a vote of shareholders, including preventing a sale, a merger or a second-step conversion transaction. SI Bancorp, MHC owns a majority of the Company’s common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage the Company and the Bank also manage SI Bancorp, MHC. As a federally-chartered mutual holding company, the Board of Directors of SI Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of shareholders of the Company. Therefore, the votes cast by SI Bancorp, MHC may not be in the best interests of its shareholders. For example, SI Bancorp, MHC may exercise its voting control to prevent a sale or merger transaction in which shareholders could receive a premium for their shares or to defeat a shareholder nominee for election to the Board of Directors of the Company. In addition, SI Bancorp, MHC may exercise its voting control to prevent a second-step conversion transaction. Preventing a second-step conversion transaction may result in a lower value of the Company’s stock price than otherwise could be achieved as, historically, fully-converted institutions trade at higher multiples than mutual holding companies. The matters as to which shareholders, other than SI Bancorp, MHC, will be able to exercise voting control are limited.

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

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 20 branch offices located in Connecticut and its trust servicing office located in Rutland, Vermont. Of the 22 offices, 3 are owned and 19 are leased. Lease expiration dates range from 2010 to 2027 with renewal options of 5 to 20 years.

Office Locations	Number of Offices
Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Vermont:
Rutland County	1

Total:	22

Additionally, the Bank owns or leases 3 other properties used, in part, for banking operations and an employee training center. The total net book value of the properties at December 31, 2008 was $8.5 million. See Notes 5 and 11 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more information.

Item 3.	Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2008, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

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

For a description of restrictions on the Bank’s ability to pay dividends to the Company and the Company’s ability to pay cash dividends, see Item 1. Business. “Regulation and Supervision – Regulation of Federal Savings Associations – Limitation on Capital Distributions” in this annual report on Form 10-K and Note 16 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more information.

The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	1,000	$6.81	1,000	462,695

November 1, 2008 through November 30, 2008	2,000	6.55	2,000	460,695

December 1, 2008 through December 31, 2008	—	—	—	460,695

Total	3,000	$6.64	3,000

(1)      On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

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

Selected Financial Condition Data:	At December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Total assets	$853,122	$790,198	$757,037	$691,868	$624,649
Cash and cash equivalents	23,203	20,669	26,108	25,946	30,775
Securities available for sale	162,699	141,914	119,508	120,019	120,557
Loans receivable, net	617,263	587,538	574,111	513,775	447,957
Deposits (1)	624,276	551,772	541,922	512,282	460,480
Federal Home Loan Bank advances	139,600	141,619	111,956	87,929	72,674
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	15,465	7,217	7,217
Total stockholders’ equity	72,927	82,087	82,386	80,043	80,809

Selected Operating Data:	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2006	2005	2004
Interest and dividend income	$46,499	$43,347	$40,777	$33,905	$28,603
Interest expense	22,459	21,783	18,261	12,131	9,400

Net interest income	24,040	21,564	22,516	21,774	19,203
Provision for loan losses	1,369	1,062	881	410	550

Net interest income after provision for loan losses	22,671	20,502	21,635	21,364	18,653
Noninterest income	3,199	9,378	8,258	6,310	4,185
Noninterest expenses	30,103	27,928	25,959	22,588	21,031

(Loss) income before income tax (benefit) provision	(4,233)	1,952	3,934	5,086	1,807
Income tax (benefit) provision	(1,360)	540	1,156	1,689	519

Net (loss) income	$(2,873)	$1,412	$2,778	$3,397	$1,288

Basic (loss) earnings per share	$(0.25)	$0.12	$0.24	$0.28	N/A
Diluted (loss) earnings per share	$(0.25)	$0.12	$0.23	$0.28	N/A

Selected Operating Ratios:	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
Performance Ratios:
Return (loss) on average assets	(0.34)%	0.18%	0.38%	0.52%	0.23%
Return (loss) on average equity	(3.71)	1.71	3.44	4.19	2.77
Interest rate spread (2)	2.61	2.47	2.81	3.19	3.41
Net interest margin (3)	3.00	2.98	3.26	3.56	3.64
Noninterest expenses to average assets (4)	3.56	3.66	3.56	3.47	3.71
Dividend payout ratio (5)	N/A	133.33	66.67	42.86	N/A
Efficiency ratio (6)	88.74	90.57	83.58	80.60	89.29
Average interest-earning assets to average interest-bearing liabilities	113.83	117.02	117.07	118.38	112.93
Average equity to average assets	9.16	10.88	11.07	12.45	8.21

Regulatory Capital Ratios:
Total risk-based capital ratio	13.32	15.21	15.84	16.79	18.03
Tier 1 risk-based capital ratio	12.33	14.37	14.86	15.87	17.12
Tier 1 capital ratio	7.59	8.75	8.97	9.31	9.99

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.97	0.89	0.76	0.71	0.71
Allowance for loan losses as a percent of nonperforming loans	64.83	68.72	313.58	1529.58	338.98
Net (charge-offs) recoveries to average outstanding loans during the year	(0.09)	(0.03)	(0.03)	0.01	0.01

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	The noninterest expenses to average assets ratio, excluding the effect of the contribution expense to SI Financial Group Foundation, was 3.27% for the year ended December 31, 2004.
(5)

Dividends declared per share divided by basic net income per common share. Dividends paid on shares held by SI Bancorp, MHC are waived and are excluded from this ratio. Comparable figures for 2004 are not available since no dividends were paid during this period.

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

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and of the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On November 1, 2008, Sonia M. Dudas, Senior Vice President and Senior Trust Officer of the Bank retired.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Executive Officers

Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business – Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Code of Ethics

Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders. A copy of the code of ethics and business conduct is available to stockholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance

Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Information regarding executive compensation required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Corporate Governance and Board Matters – Directors’ Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	488,950	$10.33	126,673
Equity compensation plans not approved by security holders	—	—	—
Total	488,950	$10.33	126,673

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Corporate Governance

Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned “Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

•	Notes to Consolidated Financial Statements

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

(3) Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard, as amended and restated

10.2	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull, as amended and restated

10.3	* Amended and Restated Savings Institute Bank and Trust Company Employee Severance Compensation Plan

10.4	* Savings Institute Directors Retirement Plan (1)

10.5	* Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan

10.6	* Savings Institute Group Term Replacement Plan (1)

10.7	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit

10.8	* Form of Savings Institute Director Deferred Fee Agreement

10.9	* Form of Savings Institute Director Consultation Plan (1)

10.11	* SI Financial Group, Inc. 2005 Equity Incentive Plan (3)

10.12	* Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston

13.0	Annual Report to Stockholders

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.
(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 8, 2008.
(3)	Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rheo A. Brouillard	President and Chief Executive Officer (principal executive officer)	March 27, 2009
Rheo A. Brouillard

/s/ Brian J. Hull Brian J. Hull	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 27, 2009

/s/ Henry P. Hinckley	Chairman of the Board	March 27, 2009
Henry P. Hinckley

/s/ Donna M. Evan	Director	March 27, 2009
Donna M. Evan

/s/ Roger Engle	Director	March 27, 2009
Roger Engle

/s/ Robert O. Gillard	Director	March 27, 2009
Robert O. Gillard

/s/ Steven H. Townsend	Director	March 27, 2009
Steven H. Townsend

/s/ Mark D. Alliod	Director	March 27, 2009
Mark D. Alliod

/s/ Michael R. Garvey	Director	March 27, 2009
Michael R. Garvey