Form 10-Q
period 2009-03-31
SI Financial Group, Inc.
filed 2009-05-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009, there were 11,800,445 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	March 31, 2009	December 31, 2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$12,905	$14,008
Interest-bearing	2,924	465
Federal funds sold	21,225	8,730

Total cash and cash equivalents	37,054	23,203

Available for sale securities, at fair value	154,452	162,699
Loans held for sale	1,192	—
Loans receivable (net of allowance for loan losses of $5,271 at March 31, 2009 and $6,047 at December 31, 2008)	623,518	617,263
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,787	8,714
Other real estate owned	70	—
Premises and equipment, net	11,221	12,225
Goodwill and other intangibles	4,284	4,294
Accrued interest receivable	3,397	3,721
Deferred tax asset, net	8,499	7,938
Other assets	3,658	4,677

Total assets	$864,520	$853,122

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$58,636	$57,647
Interest-bearing	577,520	563,004

Total deposits	636,156	620,651

Mortgagors’ and investors’ escrow accounts	1,972	3,625
Federal Home Loan Bank advances	137,600	139,600
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	7,996	8,071

Total liabilities	791,972	780,195

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,800,445 shares outstanding at March 31, 2009 and December 31, 2008)	126	126
Additional paid-in capital	52,171	52,103
Unallocated common shares held by ESOP	(3,472)	(3,553)
Unearned restricted shares	(535)	(714)
Retained earnings	38,524	35,848
Accumulated other comprehensive loss	(6,369)	(2,986)
Treasury stock, at cost (763,305 shares at March 31, 2009 and December 31, 2008)	(7,897)	(7,897)

Total stockholders’ equity	72,548	72,927

Total liabilities and stockholders’ equity	$864,520	$853,122

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income:
Loans, including fees	$9,222	$9,216
Securities:
Taxable interest	2,025	1,982
Tax-exempt interest	3	3
Dividends	14	158
Other	52	80

Total interest and dividend income	11,316	11,439

Interest expense:
Deposits	3,454	4,098
Federal Home Loan Bank advances	1,481	1,592
Subordinated debt	71	139

Total interest expense	5,006	5,829

Net interest income	6,310	5,610

Provision for loan losses	490	135

Net interest income after provision for loan losses	5,820	5,475

Noninterest income:
Service fees	1,191	1,285
Wealth management fees	958	971
Increase in cash surrender value of bank-owned life insurance	73	75
Net gain on sale of securities	137	110
Impairment loss on securities (includes total losses of $1,862, net of $1,712 recognized in other comprehensive loss, pretax)	(150)	—
Net gain on sale of equipment	104	—
Net gain on sale of loans	191	59
Other	(323)	(35)

Total noninterest income	2,181	2,465

Noninterest expenses:
Salaries and employee benefits	4,279	4,000
Occupancy and equipment	1,455	1,401
Computer and electronic banking services	791	721
Outside professional services	220	203
Marketing and advertising	208	197
Supplies	151	175
FDIC deposit insurance and regulatory assessment	182	65
Other	633	509

Total noninterest expenses	7,919	7,271

Income before income tax provision	82	669
Income tax provision	26	214

Net income	$56	$455

Net income per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Dollars in Thousands, Except Share Amounts / Unaudited)

			Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Dollars
Balance at December 31, 2008	12,563,750	$126	$52,103	$(3,553)	$(714)	$35,848	$(2,986)	$(7,897)	$72,927

Comprehensive loss:
Net income	—	—	—	—	—	56	—	—	56
Net unrealized losses on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	(666)	—	(666)

Total comprehensive loss									(610)

Restricted shares activity	—	—	31	—	66	(97)	—	—	—

Equity incentive plan shares earned	—	—	75	—	113	—	—	—	188

Committed to release 8,074 ESOP shares	—	—	(38)	81	—	—	—	—	43

Cumulative effect adjustment of a change in accounting principle – adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	—	2,717	(2,717)	—	—

Balance at March 31, 2009	12,563,750	$126	$52,171	$(3,472)	$(535)	$38,524	$(6,369)	$(7,897)	$72,548

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$56	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	490	135
Employee stock ownership plan expense	43	79
Equity incentive plan expense	188	199
Accretion of investment premiums and discounts, net	(69)	(55)
Amortization of loan premiums and discounts, net	70	46
Depreciation and amortization of premises and equipment	476	522
Amortization of core deposit intangible	10	13
Amortization of mortgage servicing rights	33	27
Net gain on sale of securities	(137)	(110)
Deferred tax benefit	(97)	(691)
Loans originated for sale	(16,228)	(4,787)
Proceeds from sale of loans held for sale	15,227	5,076
Net gain on sale of loans	(191)	(59)
Net gain on sale of equipment	(104)	—
Net gain on sale of other real estate owned	—	(10)
Increase in cash surrender value of bank-owned life insurance	(73)	(75)
Impairment loss on securities	150	—
Change in operating assets and liabilities:
Accrued interest receivable	324	198
Other assets	890	372
Accrued expenses and other liabilities	(75)	717

Net cash provided by operating activities	983	2,052

Cash flows from investing activities:
Purchases of available for sale securities	(18,830)	(46,809)
Proceeds from sales of available for sale securities	8,492	—
Proceeds from maturities of and principal repayments on available for sale securities	17,510	16,063
Net decrease (increase) in loans	8,045	(3,737)
Purchase of loans	(14,933)	(968)
Purchases of Federal Home Loan Bank stock	—	(323)
Proceeds from sale of other real estate owned	—	923
Purchases of premises and equipment	(317)	(868)
Branch (sale) acquisitions	(619)	15,932

Net cash used in investing activities	(652)	(19,787)

Cash flows from financing activities:
Net increase in deposits	17,173	27,162
Net decrease in mortgagors’ and investors’ escrow accounts	(1,653)	(1,578)
Proceeds from Federal Home Loan Bank advances	4,032	26,771
Repayments of Federal Home Loan Bank advances	(6,032)	(23,712)
Cash dividends on common stock	—	(168)
Treasury stock purchased	—	(1,972)

Net cash provided by financing activities	13,520	26,503

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2009	2008
Net change in cash and cash equivalents	13,851	8,768
Cash and cash equivalents at beginning of period	23,203	20,669

Cash and cash equivalents at end of period	$37,054	$29,437

Supplemental cash flow information:

Interest paid	$5,004	$5,758
Income taxes paid, net	176	153
Transfer of loans to other real estate owned	70	—

Branch sale: Cash paid for the disposition of net liabilities related to the sale of the branch office located in Gales Ferry, Connecticut in January 2009 were as follows:

Assets:
Loans receivable	$3
Fixed assets, net	950
Other assets	96

Total assets	1,049

Liabilities:
Deposits	1,668

Total liabilities	1,668

Net liabilities	$619

Branch acquisitions:

Cash received for the assumption of net liabilities related to the purchase of branch offices located in Colchester and New London, Connecticut in January 2008 and March 2008, respectively, were as follows:

Assets:
Loans receivable	$7,441
Accrued interest - loans	40
Core deposit intangible	159
Fixed assets, net	685
Goodwill	3,418

Total assets	11,743

Liabilities:
Deposits	27,668
Accrued interest - deposits	7

Total liabilities	27,675

Net liabilities	$(15,932)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any business other than owning all of the stock of the Bank and paying interest on its subordinated debentures.

SI Trust Servicing, the third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SI Capital Trust II and the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2008 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments in nature, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the twelve months ending December 31, 2009.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Reclassifications

Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

Effective January 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” (“SFAS 141(R)”) and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

Effective January 2009, the Company adopted FASB FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB SFAS No. 128, “Earnings Per Share.” All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements. See Note 2 for more details.

In April 2009, FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS 141(R) and FSP FAS 141(R)-1 are applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 during the first quarter of 2009 did not have a significant impact on the Company’s consolidated financial statements. See Note 8 for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The Company elected to adopt the provisions of FSP FAS 115-2 and FAS 124-2 during the first quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative effect adjustment of $2.7 million (net of taxes) to retained earnings with a corresponding adjustment to accumulated other comprehensive loss. See Notes 3 and 5 for more details.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require these disclosures in summarized financial information for interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net income per share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed in a manner similar to basic net income per share except that the weighted-average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive shares outstanding of 478,330 and 503,219 for the three months ended March 31, 2009 and March 31, 2008, respectively. For the three months ended March 31, 2009 and 2008, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The computation of earnings per share is as follows:

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Amounts)	2009	2008
Net income	$56	$455

Weighted-average common shares outstanding:
Basic	11,445,285	11,579,204
Effect of dilutive stock options	—	—

Diluted	11,445,285	11,579,204

Net income per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

In June 2008, the FASB issued FSP EITF 03-6-1, which was effective for the Company for the interim period beginning January 1, 2009. Upon adoption, all prior period earnings per share data was recalculated to include restricted shares that participate in dividends in accordance with FSP EITF 03-6-1. The calculations resulted in no change to previously presented earnings per share amounts.

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009 (Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$9,648	$451	$(45)	$10,054
Government-sponsored enterprises	15,739	278	(26)	15,991
Mortgage-backed securities	113,919	3,005	(8,765)	108,159
Corporate debt securities	17,847	252	(4,716)	13,383
Obligations of state and political subdivisions	5,003	140	(41)	5,102
Tax-exempt securities	280	1	—	281
Foreign government securities	100	—	—	100

Total debt securities	162,536	4,127	(13,593)	153,070

Equity securities:
Marketable equity securities	1,565	4	(187)	1,382

Total available for sale securities	$164,101	$4,131	$(13,780)	$154,452

(1)	Net of other-than-temporary impairment write-downs recognized in earnings, other than such noncredit-related amounts reclassified on January 1, 2009 in accordance with the adoption of FSP FAS 115-2 and FAS 124-2.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

December 31, 2008 (Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$2,453	$—	$(38)	$2,415
Government-sponsored enterprises	25,985	615	(13)	26,587
Mortgage-backed securities	120,819	2,389	(6,278)	116,930
Corporate debt securities	12,526	655	(1,831)	11,350
Obligations of state and political subdivisions	4,000	63	(26)	4,037
Tax-exempt securities	280	1	(1)	280
Foreign government securities	100	—	—	100

Total debt securities	166,163	3,723	(8,187)	161,699

Equity securities:
Marketable equity securities	1,060	—	(60)	1,000

Total available for sale securities	$167,223	$3,723	$(8,247)	$162,699

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for other-than-temporary impairment under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as amended for FSP FAS 115-2 and FAS 124-2. However, certain purchased beneficial interests, including non-agency mortgage-backed securities and pooled trust preferred securities are evaluated using FSP EITF 99-20-1, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.”

The Company elected to early adopt the provisions of FSP FAS 115-2 and FAS 124-2 for the interim period ended March 31, 2009, which was applied to existing and new debt securities held by the Company as of January 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit component of the other-than-temporary impairment loss previously recognized in earnings during 2008. The reclassification was reflected as a cumulative effect adjustment of $2.7 million ($4.0 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

The following table summarizes other-than-temporary impairment losses on securities for the three months ended March 31, 2009:

(Dollars in Thousands)	Pooled Trust Preferred Securities	Non-agency Mortgage-backed Securities	Total
Total other-than-temporary losses	$(903)	$(959)	$(1,862)
Unrealized other-than-temporary losses recognized in other comprehensive loss (1)	753	959	1,712

Net impairment losses recognized in earnings (2)	$(150)	$—	$(150)

(1)	Represents the noncredit component of the other-than-temporary impairment on available for sale securities.
(2)	Represents the credit component of the other-than-temporary impairment on available for sale securities.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2009 for which a portion of the other-than-temporary impairment was recognized in other comprehensive loss:

(Dollars in Thousands)	Total
Balance at January 1, 2009	$—
Credit component of other-than-temporary impairment not reclassified to other comprehensive loss in conjunction with the cumulative effect adjustment	866
Additions for credit component for which other-than-temporary impairment was not previously recognized	—

Balance at March 31, 2009	$866

As of March 31, 2009, debt securities with other-than-temporary impairment losses related to credit and were recognized in earnings consisted of pooled trust preferred securities (“PTPS”) and a non-agency mortgage-backed security. In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed security included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for the PTPS included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
March 31, 2009: (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,633	$20	$545	$25	$2,178	$45
Government-sponsored enterprises	3,964	26	—	—	3,964	26
Mortgage-backed securities	7,323	3,312	23,904	5,453	31,227	8,765
Corporate debt securities	4,127	2,674	2,407	2,042	6,534	4,716
Obligations of state and political subdivisions	—	—	460	41	460	41
Marketable equity securities	609	159	722	28	1,331	187

Total	$17,656	$6,191	$28,038	$7,589	$45,694	$13,780

	Less Than 12 Months		12 Months Or More		Total
December 31, 2008: (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,812	$14	$540	$24	$2,352	$38
Government-sponsored enterprises	1,978	13	—	—	1,978	13
Mortgage-backed securities	33,816	5,972	2,531	306	36,347	6,278
Corporate debt securities	5,547	1,831	—	—	5,547	1,831
Obligations of state and political subdivisions	475	26	—	—	475	26
Tax-exempt securities	139	1	—	—	139	1
Marketable equity securities	962	60	—	—	962	60

Total	$44,729	$7,917	$3,071	$330	$47,800	$8,247

At March 31, 2009, fifty-five debt securities with gross unrealized losses have aggregate depreciation of 23.4% of the Company’s amortized cost basis. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements for the first quarter of 2009 of whether the applicable investments within the Company’s available for sale portfolio were other-than-temporarily impaired at March 31, 2009, and if so, the amount of the other-than-temporary impairment that represents credit losses versus all other factors.

Debt Securities:

U.S. Government and Agency Obligations. The unrealized losses on the Company’s investments in U.S. Government and agency obligations were caused by an increase in the spread of agency obligations over comparable treasury rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Government-sponsored Enterprises. The unrealized losses on the Company’s investments in government-sponsored enterprises were caused by a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Mortgage-backed Securities. The unrealized losses on the Company’s investments in mortgage-backed securities relates primarily to non-agency mortgage-backed securities that continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, four non-agency mortgage-backed securities displayed market pricing significantly below book value, or received significant rating downgrades. At March 31, 2009, management evaluated credit rating details, potential future credit losses and loss analyses. The Bank had previously recorded other-than-temporary impairments on two of these non-agency mortgage-backed securities during 2008. Based on the guidance of FSP FAS 115-2 and FAS 124-2, these other-than-temporary impairments at December 31, 2008 consisted of $489,000 related to credit losses and $2.2 million related to other factors. Other-than-temporary impairments for the three months ended March 31, 2009 for these two securities were $960,000, none of which were credit-related losses.

The unrealized losses on the Company’s remaining investments in non-agency mortgage-backed securities were caused by a lack of liquidity and an inactive market for these types of securities. The unrealized losses on the Company’s agency mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Corporate Debt Securities. The unrealized losses on the Company’s investments in corporate debt securities related primarily to investments in PTPS. Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. During 2008, the Bank had previously recorded other-than-temporary impairments on five PTPS investments. Based on the guidance of FSP FAS 115-2 and FAS 124-2, other-than-temporary impairments at December 31, 2008 consisted of $1.1 million related to credit losses and $1.8 million related to other factors. Other-than-temporary impairments for the three months ended March 31, 2009 for these five securities consisted of $150,000 related to credit losses and $753,000 related to other factors.

The unrealized losses on the Company’s remaining PTPS investments were caused by a lack of liquidity and uncertainties facing the banking and insurance industries. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Obligations of State and Political Subdivisions. The unrealized losses on the Company’s investments in obligations of state and political subdivisions were caused by increases in interest rate spreads. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Tax-exempt Securities. There were no unrealized losses on the Company’s holdings in tax-exempt securities at March 31, 2009.

Marketable Equity Securities:

The Company’s investments in marketable equity securities consists primarily of common and preferred stock of companies in the financial services sector, which represents $894,000 in fair value and $128,000 of net unrealized losses. The remainder of the Company’s holdings in marketable equity securities are investments in the common stock of companies in a variety of industries including, but not limited to healthcare, utilities and consumer goods and services, which represents $450,000 in fair value and $55,000 of net unrealized losses. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods.

The amortized cost and fair value of debt securities at March 31, 2009 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(Dollars in Thousands)	Amortized Cost	Fair Value
Within 1 year	$4,581	$4,659
After 1 but within 5 years	20,055	20,577
After 5 but within 10 years	8,277	8,162
After 10 years	15,704	11,513

	48,617	44,911
Mortgage-backed securities	113,919	108,159

Total debt securities	$162,536	$153,070

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

The following is a summary of realized gains and losses on the sale of securities for the three months ended March 31, 2009 and 2008:

(Dollars in Thousands)	Three Months Ended March 31,
	2009	2008
Gross gains on sales	$364	$110
Gross losses on sales	(227)	—

Net gain on sale of securities	$137	$110

Proceeds from the sales of available for sale securities during the three months ended March 31, 2009 and 2008 amounted to $8.5 million and $0, respectively.

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at March 31, 2009 and December 31, 2008 is as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008
Real estate loans:
Residential – 1 to 4 family	$327,708	$332,399
Multi-family and commercial	158,217	158,693
Construction	27,588	27,892

Total real estate loans	513,513	518,984

Consumer loans:
Home equity	18,910	18,762
Other	3,223	3,345

Total consumer loans	22,133	22,107

Commercial business loans	91,570	80,649

Total loans	627,216	621,740

Deferred loan origination costs, net of fees	1,573	1,570
Allowance for loan losses	(5,271)	(6,047)

Loans receivable, net	$623,518	$617,263

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(1,143)	$468	$(675)
Impairment loss on securities	150	(51)	99
Reclassification adjustment for gains recognized in net income	(137)	47	(90)

Unrealized holding losses on available for sale securities, net of taxes	(1,130)	464	(666)
Cumulative effect adjustment for change in accounting principle	(3,995)	1,278	(2,717)

Accumulated other comprehensive loss	$(5,125)	$1,742	$(3,383)

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Three Months Ended March 31, 2008 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Unrealized holding losses on available for sale securities	$(1,775)	$604	$(1,171)
Reclassification adjustment for gains recognized in net income	(110)	37	(73)

Unrealized holding losses on available for sale securities, net of taxes	$(1,885)	$641	$(1,244)

NOTE 6. REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision (the “OTS”), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. As a savings and loan holding company regulated by the OTS, the Company is not subject to any separate regulatory capital requirements.

At March 31, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject and the Bank is considered “well capitalized” under regulatory guidelines.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2009 and December 31, 2008.

March 31, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$73,562	14.28%	$41,211	8.00%	$51,514	10.00%
Tier I Risk-based Capital Ratio	68,451	13.29	20,602	4.00	30,903	6.00
Tier I Capital Ratio	68,451	7.98	34,311	4.00	42,889	5.00
Tangible Equity Ratio	68,451	7.98	12,867	1.50	n/a	n/a

December 31, 2008	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$69,273	13.32%	$41,605	8.00%	$52,007	10.00%
Tier I Risk-based Capital Ratio	64,130	12.33	20,805	4.00	31,207	6.00
Tier I Capital Ratio	64,130	7.59	33,797	4.00	42,246	5.00
Tangible Equity Ratio	64,130	7.59	12,674	1.50	n/a	n/a

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

NOTE 7. INCOME TAXES

FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of March 31, 2009.

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

The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s Consolidated Statement of Operations.

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2005.

NOTE 8. FAIR VALUE OF ASSETS AND LIABILITIES

In accordance with SFAS 157, the fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

At March 31, 2009 and December 31, 2008, assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

At March 31, 2009 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for sale securities	$210	$150,584	$3,658	$154,452

Total assets at fair value	$210	$150,584	$3,658	$154,452

At December 31, 2008 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available for sale securities	$300	$157,007	$5,392	$162,699

Total assets at fair value	$300	$157,007	$5,392	$162,699

The securities measured at fair value utilizing Level 1 and 2 inputs are obligations of the U.S. government and agencies, government-sponsored enterprises, mortgage-backed securities, obligations of state and political subdivisions, common stocks, corporate debt securities, tax-exempt and foreign government securities. The fair values used by the Company are obtained from an independent pricing service, which represents either quoted market prices for identical securities (Level 1 inputs), quoted market prices for comparable securities or fair values determined by pricing models that consider observable market data, such as interest rate volatilities, credit spreads and prices from market makers and live trading systems and other market indicators, industry and economic events. Securities measured at fair value in Level 3 include certain collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(Dollars in Thousands)	Three Months Ended March 31, 2009
Balance at beginning of period	$5,392
Decrease in fair value of securities included in other comprehensive loss	(1,584)
Impairment charges included in net income	(150)
Transfers to/from level 3	—

Balance at end of period	$3,658

Certain assets were measured at fair value on a non-recurring basis at March 31, 2009 and 2008. In accordance with the provisions of FASB Statement No. 114, the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 2). At March 31, 2009, the carrying value of impaired loans (net of specific reserves of $497,000) for which the fair value of collateral was used to measure impairment totaled $4.2 million. The carrying value of impaired loans

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

(net of specific reserves of $1.3 million) for which the fair value of collateral was used to measure impairment totaled $4.0 million at March 31, 2008. Specific reserves on impaired loans decreased $739,000 for the three months ended March 31, 2009 compared to the same period in 2008. The resulting gain recorded for specific reserves on impaired loans is recognized in earnings through the provision for loan losses.

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

NOTE 9. SALE OF BRANCH OFFICE

On January 30, 2009, the Company completed the sale of its Gales Ferry, Connecticut branch office to Putnam Bank. According to the terms of the agreement, the Company provided $619,000 in cash in connection with the sale of deposit liabilities totaling $1.7 million and fixed assets and other assets aggregating $1.0 million, resulting in a gain on the sale of $104,000.

NOTE 10. SUBSEQUENT EVENT

On April 22, 2009, a subsidiary of the Bank, SI Realty Company, Inc., purchased property located at 579 North Windham Road, North Windham, Connecticut, which is currently the location of the Company’s training center, and two adjacent parcels of land for $1.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2009 and December 31, 2008 and the results of operations for the three months ended March 31, 2009 and 2008. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Department of Treasury (the “Treasury”) and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses, other-than-temporary impairment of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2008 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of new accounting pronouncements.

Recent Developments

•	The Bank’s Employees’ Caring and Giving Program awarded grants to ten local charitable organizations. The Caring and Giving Program has been making quarterly grants since its inception in 1998.

•	On January 30, 2009, the Bank completed the sale of its Gales Ferry, Connecticut branch office to Putnam Bank.

•

On March 18, 2009, the Company’s Board of Directors announced that it would not pay a cash dividend on the Company’s outstanding shares of common stock for the quarter ended March 31, 2009 in an effort to preserve capital.

•	On March 25, 2009, the Company announced the promotions of William E. Anderson, Jr. and Laurie L. Gervais to the position of Senior Vice President.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets:

Summary. Assets increased $11.4 million, or 1.3%, to $864.5 million at March 31, 2009, as compared to $853.1 million at December 31, 2008, primarily due to increases of $13.9 million in cash and cash equivalents and $6.3 million in net loans receivable, offset by a decrease of $8.2 million in available for sale securities. The increase in net loans receivable includes an increase in commercial business loans, offset by a decrease in residential mortgage loans. Commercial business loans increased as a result of the purchase of $14.9 million in USDA and SBA loans that are fully guaranteed by the full faith and credit of the U.S. government. An increase in residential mortgage loan originations of $21.3 million were offset by residential mortgage loan sales of $15.0 million during the quarter ended March 31, 2009. Overall loan originations increased $4.1 million in the first quarter of 2009 compared to the same period in 2008. The decrease in available for sale securities reflects the sale of primarily mortgage-backed securities.

Loans Receivable, Net. The Company’s net loan portfolio increased $6.3 million. Loan originations increased $4.1 million during the first three months of 2009 from the comparable period in 2008. Despite an increase in residential mortgage loan originations due to favorable interest rates during the first quarter of 2009, the remaining loan portfolio experienced a decrease in loan originations as a result of the declining economic environment. For the three months ended March 31, 2009, the Company sold $15.0 million of longer-term fixed-rate residential mortgage loans. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Residential mortgage loans decreased $4.7 million, or 1.4%. Contributing to the decrease was the sale of $15.0 million of longer-term fixed-rate residential mortgage loans, offset by loan originations of $40.6 million. Loan originations for residential mortgage loans increased $21.3 million for the first three months of 2009 compared to the same period in 2008.

•

Commercial Loans. Multi-family and commercial mortgage loans decreased $476,000, or 0.3%. Originations for multi-family and commercial mortgage loans were $969,000, which represents a decrease of $9.9 million during the first three months of 2009 compared to the same quarter in 2008. Commercial business loans increased $10.9 million, or 13.5%, for 2009 primarily due to the purchase of $14.9 million in USDA and SBA guaranteed loans. Commercial business loan originations decreased $6.9 million to $1.5 million during the first three months of 2009 compared to the prior year.

•

Consumer Loans. Consumer loans increased $26,000 during the first three months of 2009, consisting of an increase in home equity loans of $148,000, offset by a decrease in other consumer loans of $122,000. Loan originations for consumer loans were down $356,000 for the quarter ended March 31, 2009 from the comparable period in 2008.

The allowance for loan losses totaled $5.3 million at March 31, 2009 compared to $6.0 million at December 31, 2008. The ratio of the allowance for loan losses to total loans decreased from 0.97% at December 31, 2008 to 0.84% at March 31, 2009. At March 31, 2009, nonperforming loans totaled $9.5 million compared to $9.3 million at December 31, 2008. Specific reserves relating to nonperforming loans decreased to $498,000 at March 31, 2009 from $1.2 million at December 31, 2008. This decrease was primarily due to a $1.0 million charge-off of a commercial construction loan with a previously recorded specific reserve. At March 31, 2009, two commercial construction relationships accounted for $4.6 million of nonperforming loans and $364,000 of specific reserves.

The following table summarizes the activity in the allowance for loan losses at and for the three months ended March 31, 2009 and 2008.

(Dollars in Thousands)	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$6,047	$5,245
Provision for loan losses	490	135
Loans charged-off	(1,284)	(96)
Recoveries of loans previously charged-off	18	14

Balance at end of period	$5,271	$5,298

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans	$9,264	$9,110
Commercial business loans	221	217
Consumer loans	1	1

Total nonaccrual loans	9,486	9,328
Real estate owned, net	70	—

Total nonperforming assets	9,556	9,328
Troubled debt restructurings	68	69

Total nonperforming assets and troubled debt restructurings	$9,624	$9,397

Total nonperforming loans to total loans	1.51%	1.50%
Total nonperforming loans to total assets	1.10%	1.09%
Total nonperforming assets and troubled debt restructurings to total assets	1.11%	1.10%

Liabilities:

Summary. Total liabilities increased $11.8 million, or 1.5%, from December 31, 2008 to March 31, 2009 primarily as a result of increases in deposits of $15.5 million, offset by decreases in Federal Home Loan Bank advances of $2.0 million and mortgagors’ and investors’ escrow accounts of $1.7 million.

Deposits. Deposits increased $15.5 million, or 2.5%, to $636.2 million at March 31, 2009. Interest-bearing deposits increased $14.5 million, or 2.6%, which included increases in NOW and money market accounts of $13.6 million and certificates of deposit of $956,000. Additionally, noninterest-bearing deposits increased $989,000. The increase in deposits was due to branch expansion, marketing and promotional initiatives and competitively-priced deposit products.

Borrowings. Borrowings decreased $2.0 million to $145.8 million at March 31, 2009, resulting from a decrease in Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity decreased $379,000 from $72.9 million at December 31, 2008 to $72.5 million at March 31, 2009. The decrease in equity was primarily attributable to an increase in net unrealized holding losses on available for sale securities aggregating $3.4 million (net of taxes), offset by earnings of $56,000.

The early adoption of FSP FAS 115-2 and FAS 124-2 during the quarter ended March 31, 2009 required management to separately identify whether other-than-temporary impairment charges totaling $7.1 million that were previously recognized in earnings during the third and fourth quarters of 2008 were related to credit losses or other noncredit factors at the measurement date of impairment. Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $4.0 million of the $7.1 million in other-than-temporary impairment charges were related to noncredit factors and therefore, recorded a cumulative effect adjustment of $2.7 million (net of taxes) as an increase to retained earnings with a corresponding adjustment to accumulated other comprehensive losses, net of applicable taxes. The Company does not intend to sell these impaired securities and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis of each of these securities.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Net unrealized holding losses on available for sale securities, net of taxes, totaled $6.4 million at March 31, 2009 compared to unrealized holding losses on available for sale securities, net of taxes, of $3.0 million at December 31, 2008. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive loss on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses relate to mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings, all of which the Company does not intend to sell such securities and it is more likely than not that it will not be required to sell such securities prior to the recovery of its amortized cost basis less any credit losses. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

There continues to be significant contraction of liquidity in the fixed income markets. This has resulted in a lack of an orderly market for trading and pricing of fixed income securities, with the exception of U.S. Treasuries. Mortgage-backed paper from private issuers and preferred securities of financial institutions have been negatively impacted. For the three months ended March 31, 2009, management determined that certain available for sale securities were impaired and recognized other-than-temporary impairment losses of $150,000. See Note 3 for additional details.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of employee compensation and benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing, FDIC deposit insurance and assessments and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $56,000 for the three months ended March 31, 2009, a decrease of $399,000 compared to $455,000 for the three months ended March 31, 2008.

Net interest income increased 12.5% to $6.3 million for the quarter ended March 31, 2009 from $5.6 million for the quarter ended March 31, 2008. The increase in net interest income was due to a higher average balance of loans and a lower cost of funds, offset by a decrease in the average yield earned on interest-earning assets and an increase in average deposits.

Interest and Dividend Income. Total interest and dividend income decreased $123,000, or 1.1%, for the first quarter of 2009. Average interest-earning assets increased $38.8 million to $813.2 million, due to a higher average balance of loans and, to a lesser extent, federal funds and other interest-earning assets. Average loans increased $32.0 million and the yield on loans decreased 26 basis points to 5.98% for the first quarter of 2009 from 6.24% for the same period in 2008. The average balance of federal funds and other interest-bearing assets increased $7.2 million, while the yield decreased 143 basis points from 2.48% to 1.05%.

Interest Expense. Interest expense decreased $823,000 for the three months ended March 31, 2009 as compared to the same period in 2008. Average deposits rose $48.1 million and the average rate decreased 70 basis points. The increase in average deposits included $28.8 million in NOW and money market accounts and $26.3 million in certificates of deposit accounts, offset by a decrease of $7.0 million in savings accounts. Average Federal Home Loan Bank advances increased $587,000 and the rate on Federal Home Loan Bank borrowings decreased 30 basis points to 4.25%. The average rate paid on subordinated debt decreased 329 basis points from 6.78% to 3.49%.

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

(Dollars in Thousands)	At or For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$625,944	$9,222	5.98%	$593,907	$9,216	6.24%
Securities (3)	167,108	2,043	4.96	167,464	2,144	5.15
Other interest-earning assets	20,113	52	1.05	12,953	80	2.48

Total interest-earning assets	813,165	11,317	5.64	774,324	11,440	5.94

Noninterest-earning assets	44,752			41,684

Total assets	$857,917			$816,008

Interest-bearing liabilities:
Deposits:
NOW and money market	$195,643	629	1.30	$166,883	803	1.94
Savings (4)	61,222	114	0.76	68,228	198	1.17
Certificates of deposit (5)	314,610	2,711	3.49	288,297	3,097	4.32

Total interest-bearing deposits	571,475	3,454	2.45	523,408	4,098	3.15

FHLB advances	141,267	1,481	4.25	140,680	1,592	4.55
Subordinated debt	8,248	71	3.49	8,248	139	6.78

Total interest-bearing liabilities	720,990	5,006	2.82	672,336	5,829	3.49

Noninterest-bearing liabilities	63,396			61,883

Total liabilities	784,386			734,219

Total stockholders’ equity	73,531			81,789

Total liabilities and stockholders’ equity	$857,917			$816,008

Net interest-earning assets	$92,175			$101,988

Tax equivalent net interest income (3)		6,311			5,611
Tax equivalent interest rate spread (6)			2.82%			2.45%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.15%			2.91%

Average of interest-earning assets to average interest-bearing liabilities			112.78%			115.17%

Less tax equivalent adjustment (3)		(1)			(1)

Net interest income		$6,310			$5,610

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended March 31, 2009 and 2008
(Dollars in Thousands)	Increase (Decrease) Due To Rate Volume Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(436)	$442	$6
Securities (3)	(97)	(4)	(101)
Other interest-earning assets	(59)	31	(28)

Total interest-earning assets	(592)	469	(123)

Interest-bearing liabilities
Interest expense:
Deposits (4)	(1,004)	360	(644)
Federal Home Loan Bank advances	(117)	6	(111)
Subordinated debt	(68)	—	(68)

Total interest-bearing liabilities	(1,189)	366	(823)

Change in net interest income (3)	$597	$103	$700

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The Company’s provision for loan losses increased $355,000 for the three months ended March 31, 2009. The higher provision in 2009 related to increases in nonperforming loans and charge-offs, which continue to be impacted by adverse market conditions. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At March 31, 2009, two commercial construction relationships accounted for $4.6 million of nonperforming loans and $364,000 of specific reserves. Net loan charge-offs were $1.3 million for the three months ended March 31, 2009, compared to net loan charge-offs of $82,000 for the three months ended March 31, 2008, primarily due to a $1.0 million charge-off of a commercial construction loan with a previously recorded specific reserve.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change
Service fees	$1,191	$1,285	$(94)	(7.3)%
Wealth management fees	958	971	(13)	(1.3)
Increase in cash surrender value of bank-owned life insurance	73	75	(2)	(2.7)
Net gain on sale of securities	137	110	27	24.5
Impairment loss on securities	(150)	—	(150)	N/A
Net gain on sale of loans	191	59	132	223.7
Net gain on sale of equipment	104	—	104	N/A
Other	(323)	(35)	(288)	822.9

Total noninterest income	$2,181	$2,465	$(284)	(11.5)%

Noninterest income was $2.5 million for the quarters ended March 31, 2009 and 2008. For the quarter ended March 31, 2009, the Company reported net gains on the sale of loans of $191,000 resulting from the sale of $15.0 million of residential mortgage loans, compared to net gains on the sale of loans of $59,000 resulting from the sale of $5.0 million of residential mortgage loans for the same period in 2008. Service fees decreased $94,000 as a result of a decrease in overdraft charges on certain deposit products. The increase of $27,000 on the sale of primarily mortgage-backed securities was offset by other-than-temporary impairment charges on two pooled trust preferred securities totaling $150,000. During the first quarter of 2009, the Company reported a gain of $104,000 on the sale of equipment in connection with the sale of the Gales Ferry, Connecticut branch office in January 2009. Other noninterest income for 2009 includes impairment charges of $336,000 that were recorded to reduce the carrying value of the Bank’s investment in two small business investment company limited partnerships.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change
Salaries and employee benefits	$4,279	$4,000	$279	7.0%
Occupancy and equipment	1,455	1,401	54	3.9
Computer and electronic banking services	791	721	70	9.7
Outside professional services	220	203	17	8.4
Marketing and advertising	208	197	11	5.6
Supplies and printing	151	175	(24)	(13.7)
FDIC deposit insurance and regulatory assessment	182	65	117	180.0
Other	633	509	124	24.4

Total noninterest expenses	$7,919	$7,271	$648	8.9%

Noninterest expenses increased $921,000 for the quarter ended March 31, 2009 compared to the same period in 2008, primarily due to increases in salaries and benefits, impairment charges on other investments, FDIC assessment and computer and electronic banking services. Compensation costs increased as a result of additional salaries and benefits, loan origination commissions and related payroll taxes. Loan origination commissions increased due to higher residential mortgage volume related to a decrease in market interest rates. The increase in the 2009 FDIC assessment was attributable to both the expiration of credits during 2008 and an increase in the assessment rate for 2009. The FDIC finalized a ruling in December 2008 that raised the assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. Computer and electronic banking services expense rose as a result of increased telecommunication costs and transaction activity.

Income Tax Provision. For the three months ended March 31, 2009, the Company’s income tax expense decreased $188,000 due to lower pre-tax income. The effective tax rate for the three months ended March 31, 2009 and 2008 was 31.7% and 32.0%, respectively.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $37.1 million, which included interest-bearing deposits and federal funds sold of $24.1 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $154.5 million at March 31, 2009. In addition, at March 31, 2009, the Company had a potential borrowing capacity of $207.6 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million. At March 31, 2009, the Company had advances outstanding of $137.6 million and no overnight advances outstanding. The Company believes that its liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans, the purchase of securities and loans and the sale of loan. For the three months ended March 31, 2009, the Company originated $44.3 million of loans and purchased $18.8 million of securities and $14.9 million of loans. For the twelve months ended December 31, 2008, the Company originated $141.6 million of loans and purchased $100.8 million of securities and $12.3 million of loans. The Company sold $15.0 million of residential mortgage loans during the three months ended March 31, 2009 compared to $14.2 million for the twelve months ended December 31, 2008.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank borrowings and capital and deposits received through the issuance of trust preferred securities and branch acquisitions to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $13.9 million and $72.5 million for the three months ended March 31, 2009 and for the year ended December 31, 2008, respectively. Certificates of deposit due within one year of March 31, 2009 totaled $173.3 million, or 27.2%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net decrease of $2.0 million in Federal Home Loan Bank advances for the three months ended March 31, 2009 and for the year ended December 31, 2008. For the three months ended March 31, 2009, the Company did not repurchase shares of the Company’s common stock. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2008 Annual Report on Form 10-K.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2008. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2008 and March 31, 2009.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded on its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2009 and December 31, 2008 are as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008
Commitments to extend credit: (1)
Future loan commitments	$6,351	$5,386
Undisbursed construction loans	15,640	19,840
Undisbursed home equity lines of credit	18,105	18,327
Undisbursed commercial lines of credit	12,310	13,507
Overdraft protection lines	1,472	1,434
Standby letters of credit (2)	781	710

Total commitments	$54,659	$59,204

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

In 1998, the Bank became a limited partner in a Small Business Investment Corporation (“SBIC”) and committed to contribute capital of $1.0 million in the limited partnership. At March 31, 2009, the Bank’s remaining off-balance sheet commitment for the capital investment was $194,000. In 2007, the Bank became a limited partner in a second SBIC and committed to contribute capital of $1.0 million in the limited partnership. At March 31, 2009, the Bank’s remaining off-balance sheet commitment for the capital investment in the second SBIC was $622,000.

At March 31, 2009, the Bank had outstanding commitments to purchase $5.8 million in guaranteed USDA and SBA loans.

For the three months ended March 31, 2009, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 5 and 11 to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4(T).	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase equity securities during the three months ended March 31, 2009. On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of the Company’s common stock. The maximum number of shares that may yet be purchased under the Company’s stock repurchase program are 460,695. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

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

SI FINANCIAL GROUP, INC.

Date: May 13, 2009	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2009	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer
(principal financial and accounting officer)