Form 10-Q
period 2009-06-30
SI Financial Group, Inc.
filed 2009-08-12
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 7, 2009, there were 11,789,202 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	June 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,586	$14,008
Interest-bearing	4,583	465
Federal funds sold	8,800	8,730

Total cash and cash equivalents	27,969	23,203

Available for sale securities, at fair value	165,814	162,699
Loans held for sale	2,009	—
Loans receivable (net of allowance for loan losses of $5,001 at June 30, 2009 and $6,047 at December 31, 2008)	627,315	617,263
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,860	8,714
Premises and equipment, net	13,564	12,225
Goodwill and other intangibles	4,273	4,294
Accrued interest receivable	3,509	3,721
Deferred tax asset, net	6,630	7,938
Other assets	4,374	4,677

Total assets	$872,705	$853,122

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$61,220	$57,647
Interest-bearing	587,783	563,004

Total deposits	649,003	620,651

Mortgagors’ and investors’ escrow accounts	3,749	3,625
Federal Home Loan Bank advances	128,600	139,600
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	7,632	8,071

Total liabilities	797,232	780,195

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,789,202 and 11,800,445 shares outstanding at June 30, 2009 and December 31, 2008, respectively)	126	126
Additional paid-in capital	52,160	52,103
Unallocated common shares held by ESOP	(3,391)	(3,553)
Unearned restricted shares	(422)	(714)
Retained earnings	37,905	35,848
Accumulated other comprehensive loss	(2,940)	(2,986)
Treasury stock, at cost (774,548 and 763,305 shares at June 30, 2009 and December 31, 2008, respectively)	(7,965)	(7,897)

Total stockholders’ equity	75,473	72,927

Total liabilities and stockholders’ equity	$872,705	$853,122

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$9,369	$9,318	$18,591	$18,534
Securities:
Taxable interest	2,023	2,176	4,048	4,158
Tax-exempt interest	10	4	13	7
Dividends	13	105	27	263
Other	25	104	77	184

Total interest and dividend income	11,440	11,707	22,756	23,146

Interest expense:
Deposits	3,377	4,034	6,831	8,132
Federal Home Loan Bank advances	1,440	1,596	2,921	3,188
Subordinated debt	59	77	130	216

Total interest expense	4,876	5,707	9,882	11,536

Net interest income	6,564	6,000	12,874	11,610

Provision for loan losses	1,440	150	1,930	285

Net interest income after provision for loan losses	5,124	5,850	10,944	11,325

Noninterest income:
Service fees	1,257	1,328	2,448	2,613
Wealth management fees	969	1,020	1,927	1,991
Increase in cash surrender value of bank-owned life insurance	73	77	146	152
Net gain on sale of securities	117	34	254	144
Other-than-temporary impairment loss on securities (total losses of $1,862, net of $1,712 recognized in accumulated other comprehensive loss, pretax)	—	—	(150)	—
Net gain on sale of equipment	—	—	104	—
Net gain on sale of loans	191	22	382	81
Other	36	142	(287)	107

Total noninterest income	2,643	2,623	4,824	5,088

Noninterest expenses:
Salaries and employee benefits	4,484	4,305	8,763	8,305
Occupancy and equipment	1,351	1,464	2,806	2,865
Computer and electronic banking services	832	761	1,623	1,482
Outside professional services	249	210	469	413
Marketing and advertising	201	194	409	391
Supplies	131	145	282	320
FDIC deposit insurance and regulatory assessment	690	158	872	223
Other	743	569	1,376	1,078

Total noninterest expenses	8,681	7,806	16,600	15,077

(Loss) income before income tax (benefit) provision	(914)	667	(832)	1,336
Income tax (benefit) provision	(295)	204	(269)	418

Net (loss) income	$(619)	$463	$(563)	$918

Net (loss) income per share:
Basic	$(0.05)	$0.04	$(0.05)	$0.08
Diluted	$(0.05)	$0.04	$(0.05)	$0.08

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars

Balance at December 31, 2008	12,563,750	$126	$52,103	$(3,553)	$(714)	$35,848	$(2,986)	$(7,897)	$72,927

Comprehensive income:
Net loss	—	—	—	—	—	(563)	—	—	(563)
Net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	2,763	—	2,763

Total comprehensive income									2,200

Treasury stock purchased	—	—	—	—	—	—	—	(68)	(68)

Restricted shares activity	—	—	31	—	66	(97)	—	—	—

Equity incentive plan shares earned	—	—	150	—	226	—	—	—	376

Committed to release 16,148 ESOP shares	—	—	(81)	162	—	—	—	—	81

Vesting of restricted stock	—	—	(43)	—	—	—	—	—	(43)

Cumulative effect adjustment of a change in accounting principle – adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	—	2,717	(2,717)	—	—

Balance at June 30, 2009	12,563,750	$126	$52,160	$(3,391)	$(422)	$37,905	$(2,940)	$(7,965)	$75,473

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(563)	$918
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	1,930	285
Employee stock ownership plan expense	81	158
Equity incentive plan expense	376	398
Accretion of investment premiums and discounts, net	(112)	(115)
Amortization of loan premiums and discounts, net	113	110
Depreciation and amortization of premises and equipment	960	1,045
Amortization of core deposit intangible	21	27
Amortization of mortgage servicing rights	69	56
Net gain on sale of securities	(254)	(144)
Deferred tax benefit	6	59
Loans originated for sale	(28,830)	(6,235)
Proceeds from sale of loans held for sale	27,203	6,726
Net gain on sale of loans	(382)	(81)
Net gain on sale of equipment	(104)	—
Net gain on sale of other real estate owned	—	(10)
Increase in cash surrender value of bank-owned life insurance	(146)	(152)
Other-than-temporary impairment loss on securities	150	—
Change in operating assets and liabilities:
Accrued interest receivable	212	(26)
Other assets	556	271
Accrued expenses and other liabilities	(482)	3,569

Net cash provided by operating activities	804	6,859

Cash flows from investing activities:
Purchases of available for sale securities	(37,573)	(74,627)
Proceeds from sales of available for sale securities	9,558	9,953
Proceeds from maturities of and principal repayments on available for sale securities	29,184	24,323
Net decrease (increase) in loans	9,290	(14,966)
Purchase of loans	(21,806)	—
Purchases of Federal Home Loan Bank stock	—	(497)
Proceeds from sale of other real estate owned	—	923
Purchases of premises and equipment	(3,145)	(1,362)
Branch (sale) acquisitions	(619)	15,857

Net cash used in investing activities	(15,111)	(40,396)

Cash flows from financing activities:
Net increase in deposits	30,020	45,270
Net increase (decrease) in mortgagors’ and investors’ escrow accounts	124	(82)
Proceeds from Federal Home Loan Bank advances	4,032	30,436
Repayments of Federal Home Loan Bank advances	(15,032)	(32,419)
Cash dividends on common stock	—	(333)
Treasury stock purchased	(68)	(2,521)
Other, net	(3)	—

Net cash provided by financing activities	19,073	40,351

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in Thousands / Unaudited)

	Six Months Ended June 30,
	2009	2008

Net change in cash and cash equivalents	4,766	6,814
Cash and cash equivalents at beginning of period	23,203	20,669

Cash and cash equivalents at end of period	$27,969	$27,483

Supplemental cash flow information:
Interest paid	$9,945	$11,541
Income taxes paid, net	731	693
Transfer of loans to other real estate owned	418	—

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

Branch acquisitions:

Cash received for the assumption of net liabilities related to the purchase of branch offices located in Colchester and New London, Connecticut in January 2008 and March 2008, respectively, were as follows:

Assets:
Loans receivable		$7,441
Accrued interest - loans		40
Core deposit intangible		159
Fixed assets, net		685
Goodwill		3,493

Total assets		11,818

Liabilities:
Deposits		27,668
Accrued interest - deposits		7

Total liabilities		27,675

Net liabilities		$15,857

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses. The Company does not conduct any business other than owning all of the stock of the Bank and paying interest on its subordinated debentures.

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2008 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments in nature, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the year ending December 31, 2009.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

Reclassifications

Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net (loss) income.

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

In April 2009, FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS 141(R) and FSP FAS 141(R)-1 are applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. The adoption of this pronouncement would apply prospectively to any future business combinations and may have a material impact on the Company’s consolidated financial statements when a business combination occurs.

In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 during the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. See Note 9 for more details.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Under FSP FAS 115-2 and FAS 124-2, declines in the fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The Company elected to adopt the provisions of FSP FAS 115-2 and FAS 124-2 during the quarter ended March 31, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative effect adjustment of $2.7 million (net of taxes) to retained earnings with a corresponding adjustment to accumulated other comprehensive loss. See Notes 3 and 6 for more details.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes principles and requirements for subsequent events. In particular, this Statement sets forth (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This Statement was effective for interim or annual financial periods ended after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 during the quarter ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the Statement shall be applied to transfers that occur on or after the effective date. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed in a manner similar to basic net (loss) income per share except that the weighted-average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive shares outstanding of 472,750 and 475,525 for the three and six months ended June 30, 2009, respectively, and 501,250 and 502,235 for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2009 and 2008, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The computation of earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2009	2008	2009	2008
Net (loss) income	$(619)	$463	$(563)	$918

Weighted-average common shares outstanding:
Basic	11,448,292	11,457,358	11,446,797	11,518,281
Effect of dilutive stock options	—	—	—	—

Diluted	11,448,292	11,457,358	11,446,797	11,518,281

Net (loss) income per share:
Basic	$(0.05)	$0.04	$(0.05)	$0.08
Diluted	$(0.05)	$0.04	$(0.05)	$0.08

In June 2008, the FASB issued FSP EITF 03-6-1, which was effective for the Company for the interim period beginning January 1, 2009. Upon adoption, all prior period earnings per share data was recalculated to include restricted shares that participate in dividends in accordance with FSP EITF 03-6-1. The calculations resulted in no change to previously presented earnings per share amounts.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of securities at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009 (Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$15,024	$376	$(29)	$15,371
Government-sponsored enterprises	15,740	243	(13)	15,970
Mortgage-backed securities	113,150	2,968	(6,580)	109,538
Corporate debt securities	16,444	480	(2,050)	14,874
Obligations of state and political subdivisions	5,003	154	(10)	5,147
Tax-exempt securities	3,280	8	—	3,288
Foreign government securities	100	—	—	100

Total debt securities	168,741	4,229	(8,682)	164,288

Equity securities:
Marketable equity securities	1,527	50	(51)	1,526

Total available for sale securities	$170,268	$4,279	$(8,733)	$165,814

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

The Company elected to early adopt the provisions of FSP FAS 115-2 and FAS 124-2 for the interim period ended March 31, 2009, which was applied to existing and new debt securities held by the Company as of January 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is not more likely than not that it will be required to sell such security prior to the recovery of its amortized cost basis less

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

any credit losses, FSP FAS 115-2 and FAS 124-2 requires that the credit component of the other-than-temporary impairment losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. As a result of the adoption of FSP FAS 115-2 and FAS 124-2, the Company reclassified the noncredit component of the other-than-temporary impairment loss previously recognized in earnings during the year ended December 31, 2008. The reclassification was reflected as a cumulative effect adjustment of $2.7 million ($4.0 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which other-than-temporary impairment losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

The following table summarizes other-than-temporary impairment losses on available for sale securities for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
(Dollars in Thousands)	Pooled Trust Preferred Securities	Non-agency Mortgage-backed Securities	Total	Pooled Trust Preferred Securities	Non-agency Mortgage-backed Securities	Total
Total other-than-temporary impairment loss	$—	$—	$—	$(903)	$(959)	$(1,862)
Other-than-temporary impairment related to noncredit loss recognized in accumulated other comprehensive loss	—	—	—	753	959	1,712

Other-than-temporary impairment related to credit loss recognized in earnings	$—	$—	$—	$(150)	$—	$(150)

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2009 for which a portion of the other-than-temporary impairment was recognized in other comprehensive loss:

(Dollars in Thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at beginning of period	$866	$—
Credit component of other-than-temporary impairment not reclassified to accumulated other comprehensive loss in conjunction with the cumulative effect adjustment	—	866
Additions for credit component for which other-than-temporary impairment loss was not previously recognized	—	—

Balance at end of period	$866	$866

As of June 30, 2009, debt securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of pooled trust preferred securities (“PTPS”) and a non-agency mortgage-backed security. In accordance with FSP FAS 115-2 and FAS 124-2, the Company estimated the portion of loss attributable to credit using a discounted cash flow model. Significant inputs for the non-agency mortgage-backed security included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for the PTPS included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

June 30, 2009:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$1,581	$19	$541	$10	$2,122	$29
Government-sponsored enterprises	1,978	13	—	—	1,978	13
Mortgage-backed securities	14,963	2,683	22,487	3,897	37,450	6,580
Corporate debt securities	2,263	1,240	3,626	810	5,889	2,050
Obligations of state and political subdivisions	—	—	491	10	491	10
Marketable equity securities	222	25	724	26	946	51

Total	$21,007	$3,980	$27,869	$4,753	$48,876	$8,733

December 31, 2008:	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency obligations	$1,812	$14	$540	$24	$2,352	$38
Government-sponsored enterprises	1,978	13	—	—	1,978	13
Mortgage-backed securities	33,816	5,972	2,531	306	36,347	6,278
Corporate debt securities	5,547	1,831	—	—	5,547	1,831
Obligations of state and political subdivisions	475	26	—	—	475	26
Tax-exempt securities	139	1	—	—	139	1
Marketable equity securities	962	60	—	—	962	60

Total	$44,729	$7,917	$3,071	$330	$47,800	$8,247

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

At June 30, 2009, forty-three debt securities with gross unrealized losses have aggregate depreciation of 15.3% of the Company’s amortized cost basis. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements for the quarter ended June 30, 2009 of whether the applicable investments within the Company’s available for sale portfolio were other-than-temporarily impaired at June 30, 2009, and if so, the amount of the other-than-temporary impairment that represents credit losses versus all other factors.

Debt Securities:

U.S. Government and Agency Obligations and Government-sponsored Enterprises. The unrealized losses were caused by a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Mortgage-backed Securities. The unrealized losses related primarily to non-agency mortgage-backed securities, which represents $25.6 million in fair value and $6.6 million in unrealized losses, that continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, six non-agency mortgage-backed securities displayed market pricing significantly below book value, or received significant rating downgrades. At June 30, 2009, management evaluated credit rating details, potential future credit losses and loss analyses. The Bank previously recorded other-than-temporary impairment losses on two of these non-agency mortgage-backed securities totaling $489,000 related to credit and $3.2 million related to other factors. The unrealized losses on the Company’s remaining investments in non-agency mortgage-backed securities were caused by a lack of liquidity and an inactive market for these types of securities. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not record any additional impairment losses at June 30, 2009.

The unrealized losses on the Company’s agency mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Corporate Debt Securities. The unrealized losses related primarily to investments in PTPS. Management evaluated current credit ratings, credit support and stress testing for future defaults. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. The Bank previously recorded other-than-temporary impairment losses on five PTPS investments totaling $1.2 million related to credit and $2.5 million related to other factors.

The unrealized losses on the Company’s remaining PTPS investments were caused by a lack of liquidity and uncertainties facing the banking and insurance industries. No loss of principal or break in yield is projected. Based on the existing credit profile, management does not believe that these investments will suffer from any credit related losses. Because the Company does not intend to sell

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not record additional impairment losses at June 30, 2009.

Marketable Equity Securities:

The Company’s investments in marketable equity securities consists primarily of common and preferred stock of companies in the financial services sector, which consists of common stock with a fair value of $274,000 and net unrealized gains of $2,000 and preferred stock with a fair value of $798,000 and net unrealized gains of $10,000. The remainder of the Company’s holdings in marketable equity securities are investments in the common stock of companies in a variety of industries including, but not limited to healthcare, utilities and consumer goods and services, which represents $455,000 in fair value and $13,000 of net unrealized losses. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at June 30, 2009.

To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for other-than-temporary impairment in future periods.

The amortized cost and fair value of debt securities at June 30, 2009 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(Dollars in Thousands)	Amortized Cost	Fair Value

Within 1 year	$7,094	$7,128

After 1 but within 5 years	20,983	21,626

After 5 but within 10 years	6,229	6,288

After 10 years	21,285	19,708

	55,591	54,750

Mortgage-backed securities	113,150	109,538

Total debt securities	$168,741	$164,288

The following is a summary of realized gains and losses on the sale of securities for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008

Gross gains on sales	$117	$34	$481	$144
Gross losses on sales	—	—	(227)	—

Net gain on sale of securities	$117	$34	$254	$144

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

Proceeds from the sales of available for sale securities were $1.1 million and $9.6 million for the three and six months ended June 30, 2009, respectively, and $10.0 million for both the three and six months ended June 30, 2008.

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at June 30, 2009 and December 31, 2008 is as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Real estate loans:
Residential – 1 to 4 family	$329,165	$332,399
Multi-family and commercial	158,900	158,693
Construction	22,806	27,892

Total real estate loans	510,871	518,984

Consumer loans:
Home equity	20,215	18,762
Other	3,444	3,345

Total consumer loans	23,659	22,107

Commercial business loans	96,216	80,649

Total loans	630,746	621,740

Deferred loan origination costs, net of fees	1,570	1,570
Allowance for loan losses	(5,001)	(6,047)

Loans receivable, net	$627,315	$617,263

The following is a summary of information pertaining to impaired loans and nonaccrual loans.

(Dollars in Thousands)	June 30, 2009	December 31, 2008

Impaired loans without valuation allowance	$7,578	$6,934

Impaired loans with valuation allowance	1,125	3,960

Total impaired loans	$8,703	$10,894

Valuation allowance related to impaired loans	$252	$1,235

Average recorded investment in impaired loans	$9,451	$9,407

Nonaccrual loans	$8,635	$9,328

Total loans past due 90 days or more and still accruing	$—	$—

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008

Land	$2,090	$145

Buildings	6,024	5,282

Leasehold improvements	7,681	8,526

Furniture and equipment	10,715	10,608

Construction in process	2	51

	26,512	24,612

Accumulated depreciation and amortization	(12,948)	(12,387)

Premises and equipment, net	$13,564	$12,225

On April 22, 2009, a subsidiary of the Bank, SI Realty Company, Inc., purchased property located in North Windham, Connecticut, which is currently the location of the Company’s training center, and two adjacent parcels of land for $1.5 million.

On May 14, 2009, a subsidiary of the Bank, SI Realty Company, Inc., purchased the land on which the Bank’s Norwich, Connecticut branch office is located for $1.2 million.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2009 and 2008.

Six Months Ended June 30, 2009 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding gains on available for sale securities	$4,169	$(1,337)	$2,832

Credit portion of other-than-temporary impairment losses on available for sale securities	150	(51)	99

Reclassification adjustment for gains recognized in net loss	(254)	86	(168)

Unrealized holding gains on available for sale securities, net of taxes	4,065	(1,302)	2,763

Cumulative effect adjustment for change in accounting principle	(3,995)	1,278	(2,717)

Accumulated other comprehensive income	$70	$(24)	$46

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

Six Months Ended June 30, 2008 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding losses on available for sale securities	$(3,502)	$1,191	$(2,311)

Reclassification adjustment for gains recognized in net income	(144)	49	(95)

Unrealized holding losses on available for sale securities, net of taxes	$(3,646)	$1,240	$(2,406)

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

At June 30, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject and the Bank was considered “well capitalized” under regulatory guidelines at each of those dates.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2009 and December 31, 2008.

June 30, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$74,242	14.34%	$41,418	8.00%	$51,773	10.00%
Tier I Risk-based Capital Ratio	69,195	13.37	20,702	4.00	31,052	6.00
Tier I Capital Ratio	69,195	8.01	34,554	4.00	43,193	5.00
Tangible Equity Ratio	69,195	8.01	12,958	1.50	N/A	N/A

December 31, 2008	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$69,273	13.32%	$41,605	8.00%	$52,007	10.00%
Tier I Risk-based Capital Ratio	64,130	12.33	20,805	4.00	31,207	6.00
Tier I Capital Ratio	64,130	7.59	33,797	4.00	42,246	5.00
Tangible Equity Ratio	64,130	7.59	12,674	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 8. INCOME TAXES

FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. The Company has no material uncertain tax positions as of June 30, 2009.

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

NOTE 9. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with SFAS 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

•	Cash and cash equivalents. The carrying amounts of these instruments approximate the fair values.

•

Securities available for sale. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include certain marketable equity securities. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, FHLMC and FNMA bonds, mortgage-backed securities, corporate bonds and other securities. Securities measured at fair value in Level 3 include certain collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels.

•	Federal Home Loan Bank stock. The carrying value of FHLB stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

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

•	Junior subordinated debt owed to unconsolidated trust. Based on rates currently available to the Bank for debt with similar terms and remaining maturities.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

•

Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At June 30, 2009 and December 31, 2008, assets and liabilities measured at fair value under SFAS 157 on a recurring basis are summarized below:

At June 30, 2009 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale securities	$348	$159,189	$6,277	$165,814

Total assets at fair value	$348	$159,189	$6,277	$165,814

At December 31, 2008 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale securities	$300	$157,007	$5,392	$162,699

Total assets at fair value	$300	$157,007	$5,392	$162,699

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(Dollars in Thousands)	Six Months Ended June 30, 2009

Balance at beginning of period	$5,392
Increase in fair value of securities included in accumulated other comprehensive loss	1,035
Impairment charges included in net loss	(150)
Transfers to/from level 3	—

Balance at end of period	$6,277

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). At June 30, 2009, the carrying value of impaired loans, net of specific reserves of $252,000 for which the fair value of collateral was used to measure impairment, totaled $872,000. The carrying value of impaired loans, net of specific reserves of $1.2 million, for which the fair value of collateral was used to measure impairment, totaled $3.3 million at June 30, 2008. The loss related to specific reserves on impaired loans increased $1.2 million and $1.6 million for the three and six months ended June 30, 2009, respectively, and was recognized in the provision for loan losses.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

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

Summary of Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) as amended by FSP FAS 107-1 and APB 28-1, requires the disclosure of fair value information for financial instruments, whether or not recognized on the balance sheets, for which it is practicable to estimate that value for both interim reporting periods as well as annual financial statements. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107, as amended by FSP FAS 107-1 and APB 28-1, excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2009 and December 31, 2008. The estimated fair value amounts for June 30, 2009 and December 31, 2008 have been measured as of their respective period-ends, and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

As of June 30, 2009 and December 31, 2008, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Noninterest-bearing deposits	$14,586	$14,586	$14,008	$14,008
Interest-bearing deposits	4,583	4,583	465	465
Federal funds sold	8,800	8,800	8,730	8,730
Available for sale securities	165,814	165,814	162,699	162,699
Loans held for sale	2,009	2,009	—	—
Loans receivable, net	627,315	628,758	617,263	620,419
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,509	3,509	3,721	3,721

Financial Liabilities:
Savings deposits	60,948	60,948	60,494	60,494
Demand deposits, negotiable orders of withdrawal and money market accounts	267,298	267,298	245,346	245,346
Certificates of deposit	320,757	325,388	314,811	318,812
Mortgagors’ and investors’ escrow accounts	3,749	3,749	3,625	3,625
Federal Home Loan Bank advances	128,600	133,448	139,600	144,520
Junior subordinated debt owed to unconsolidated trust	8,248	6,174	8,248	8,248

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are immaterial at June 30, 2009 and December 31, 2008.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 10. SALE OF BRANCH OFFICE

On January 30, 2009, the Company completed the sale of its Gales Ferry, Connecticut branch office to another local financial institution. According to the terms of the agreement, the Company provided $619,000 in cash in connection with the sale of deposit liabilities totaling $1.7 million and fixed assets and other assets aggregating $1.0 million, resulting in a gain on the sale of $104,000.

NOTE 11. SUBSEQUENT EVENT

Effective this quarter, the Company implemented SFAS 165. Management evaluated all events or transactions that occurred after June 30, 2009 up through August 12, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognized or unrecognized subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2009 and December 31, 2008 and its results of operations for the three and six months ended June 30, 2009 and 2008. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

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

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Recent Developments

•	On May 13, 2009, the Company held its Annual Meeting of Stockholders. Shareholders voted to re-elect three directors to a three-year term and ratified the appointment of Wolf & Company,

P.C. as the Company’s independent registered public accounting firm for the year ending December 31, 2009. See Part II, Item 4. Submission of Matters to a Vote of Security Holders for additional details.

•	The Bank’s Employees’ Caring and Giving Program awarded grants to eighteen local charitable organizations. The Caring and Giving Program has been making quarterly grants since its inception in 1998.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets:

Summary. Total assets increased $19.6 million, or 2.3%, to $872.7 million at June 30, 2009, as compared to $853.1 million at December 31, 2008, primarily due to increases of $10.1 million in net loans receivable, $4.8 million in cash and cash equivalents, $3.1 million in available for sale securities and $2.0 million in loans held for sale. The increase in net loans receivable includes increases in commercial business loans and consumer loans, offset by decreases in construction and residential mortgage loans. Available for sale securities increased as a result of the purchase of predominantly mortgage-backed securities, tax-exempt municipal bonds and U.S. government and agency obligations.

Loans Receivable, Net. The net loan portfolio increased $10.1 million. Loan originations increased $10.8 million during the first half of 2009 from the comparable period in 2008. Residential mortgage loan and consumer loan originations increased due to favorable interest rates during the first half of 2009, while commercial mortgage and commercial business loan originations decreased as a result of the declining economic environment. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Residential mortgage loans decreased $3.2 million, or 1.0%. Contributing to the decrease was the sale of $26.8 million of longer-term fixed-rate residential mortgage loans. Loan originations for residential mortgage loans increased $40.9 million for the first half of 2009 compared to the same period in 2008.

•

Commercial Loans. Multi-family and commercial mortgage loans increased $207,000, or 0.1%. Loan originations for multi-family and commercial mortgage loans were $3.5 million, which represents a decrease of $21.3 million during the first six months of 2009 compared to the same period in 2008. Commercial business loans increased $15.6 million, or 19.3%, for 2009 primarily due to the purchase of $21.8 million in USDA and SBA guaranteed loans, offset by a decrease of $10.1 million of loan originations during the first half of 2009 compared to the prior year.

•

Consumer Loans. Consumer loans increased $1.6 million during the first half of 2009, consisting primarily of an increase in home equity loans of $1.5 million. Loan originations for consumer loans were up $1.2 million for the six months ended June 30, 2009 from the comparable period in 2008.

The allowance for loan losses totaled $5.0 million at June 30, 2009 compared to $6.0 million at December 31, 2008. The ratio of the allowance for loan losses to total loans decreased from 0.97% at December 31, 2008 to 0.79% at June 30, 2009. This decrease was due, in part, to the increase in purchased USDA and SBA guaranteed loans which are fully guaranteed by the full faith and credit of the U.S. government, thus requiring no allowance for loan losses. At June 30, 2009, nonperforming loans totaled $8.6 million compared to $9.3 million at December 31, 2008. Specific reserves relating to nonperforming loans decreased to $252,000 at June 30, 2009 from $1.2 million at December 31, 2008. This decrease was primarily due to charge-offs of $2.3 million on two commercial construction relationships with previously recorded specific reserves. At June 30, 2009, two commercial construction relationships accounted for $3.5 million of nonperforming loans.

The following table summarizes the activity in the allowance for loan losses at and for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008
Balance at beginning of period	$5,271	$5,298	$6,047	$5,245

Provision for loan losses	1,440	150	1,930	285
Loans charged-off	(1,714)	(27)	(2,998)	(123)
Recoveries of loans previously charged-off	4	6	22	20

Balance at end of period	$5,001	$5,427	$5,001	$5,427

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans	$4,003	$9,110
Commercial business loans	4,632	217
Consumer loans	—	1

Total nonaccrual loans	8,635	9,328

Real estate owned, net	418	—

Total nonperforming assets	9,053	9,328

Troubled debt restructurings	68	69

Total nonperforming assets and troubled debt restructurings	$9,121	$9,397

Total nonperforming loans to total loans	1.36%	1.50%
Total nonperforming loans to total assets	0.99%	1.09%
Total nonperforming assets and troubled debt restructurings to total assets	1.05%	1.10%

Liabilities:

Summary. Total liabilities increased $17.0 million, or 2.2%, from December 31, 2008 to June 30, 2009 primarily as a result of increases in deposits of $28.4 million, offset by a decrease in Federal Home Loan Bank advances of $11.0 million.

Deposits. Deposits increased $28.4 million, or 4.6%, to $649.0 million at June 30, 2009. Interest-bearing deposits increased $24.8 million, or 4.4%, which included increases in NOW and money market accounts of $18.4 million, certificates of deposit of $5.9 million and noninterest-bearing deposits of $3.6 million. The increase in deposits was due to branch expansion, marketing and promotional initiatives and competitively-priced deposit products.

Borrowings. Borrowings decreased $11.0 million to $136.8 million at June 30, 2009, resulting from net repayments of Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity increased $2.5 million from $72.9 million at December 31, 2008 to $75.5 million at June 30, 2009. The increase in equity was primarily attributable to a decrease in net unrealized holding losses on available for sale securities aggregating $2.8 million (net of taxes), offset by net operating losses of $563,000.

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

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Net unrealized holding losses on available for sale securities, net of taxes, totaled $2.9 million at June 30, 2009 compared to net unrealized holding losses on available for sale securities, net of taxes, of $3.0 million at December 31, 2008. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income (loss) on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses relate to mortgage-backed securities issued by the U.S. Treasury, government-sponsored enterprises or private issuers that maintain investment grade ratings. The Company does not intend to sell such securities and it is more likely than not that it will not be required to sell such securities prior to the recovery of its amortized cost basis less any credit losses. In addition, management considers the issuers of the securities to be financially sound and believes the Company will receive all contractual principal and interest related to these investments.

There continues to be significant contraction of liquidity in the fixed income markets, resulting in a lack of an orderly market for trading and pricing of fixed income securities, with the exception of U.S. Treasuries. Mortgage-backed paper from private issuers and preferred securities of financial institutions have been negatively impacted. For the six months ended June 30, 2009, management determined that certain available for sale securities were impaired and recognized other-than-temporary impairment losses of $150,000. See Item 1. Note 3 for additional details.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

General. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as service fees on deposits, gains on securities and loan sales, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of employee compensation and benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing, FDIC deposit insurance and regulatory assessments and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded a net loss of $619,000 for the three months ended June 30, 2009, a decrease of $1.1 million compared to net income of $463,000 for the three months ended June 30, 2008. This decrease was primarily attributable to increases in the provision for loan losses of $1.3 million and the FDIC deposit insurance and regulatory assessment of $532,000.

The Company reported a net loss of $563,000 for the six months ended June 30, 2009, representing a decrease of $1.5 million, due to increases of $1.6 million in the provision for loan losses and $1.5 million in noninterest expenses, partially offset by an increase of $1.3 million in net interest income.

For the three and six months ended June 30, 2009, net interest income increased 9.4% to $6.6 million from $6.0 million and 10.9% to $12.9 million from $11.6 million, respectively, compared to the same periods in 2008. The increase in net interest income was due to a higher average balance of loans and a lower cost of funds, offset by a decrease in the average rate earned on interest-earning assets and an increase in average deposits.

Interest and Dividend Income. Total interest and dividend income decreased $267,000, or 2.3%, for the second quarter of 2009, despite an increase in average interest-earning assets of $10.1 million to $819.6 million. Average loans increased $19.4 million, offset by decreases in average securities and other interest-earnings assets. The yield on interest-earning assets decreased 22 basis points to 5.60% for the second quarter of 2009 from 5.82% for the same period in 2008.

For the six months ended June 30, 2009, interest and dividend income decreased $390,000 or 1.7% to $22.8 million due to a lower yield earned on interest-earning assets, offset by an increase in the average balance of interest-earning assets of $24.5 million, of which average loans increased $25.7 million.

Interest Expense. Interest expense decreased $831,000, or 14.6%, to $4.9 million for the second quarter of 2009 compared to $5.7 million for the second quarter of 2008, primarily as a result of decreases in the rate paid on average deposits and borrowings, offset by an increase in the average balance of deposits.

Interest expense decreased $1.7 million for the six months ended June 30, 2009 as compared to the same period in 2008, resulting from a decrease in the rate paid on deposits and borrowings of 61 basis points, offset by an increase in average deposits of $37.2 million. The rates paid on deposits and subordinated debt decreased 64 basis points and 209 basis points, respectively. Interest-bearing liabilities included increases in NOW and money market accounts and certificates of deposit of $24.9 million and $18.6 million, respectively, offset by decreases of $6.3 million and $4.5 million in savings deposits and FHLB advances, respectively.

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

	At or For the Three Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$628,354	$9,369	5.98%	$608,971	$9,318	6.15%
Securities (3)	176,213	2,048	4.66	183,592	2,287	5.01
Other interest-earning assets	14,983	25	0.67	16,890	104	2.48

Total interest-earning assets	819,550	11,442	5.60	809,453	11,709	5.82

Noninterest-earning assets	48,221			44,036

Total assets	$867,771			$853,489

Interest-bearing liabilities:
Deposits:
NOW and money market	$201,760	557	1.11	$180,803	836	1.86
Savings (4)	63,580	111	0.70	69,213	164	0.95
Certificates of deposit (5)	316,710	2,709	3.43	305,859	3,034	3.99

Total interest-bearing deposits	582,050	3,377	2.33	555,875	4,034	2.92

FHLB advances	136,545	1,440	4.23	146,130	1,596	4.39
Subordinated debt	8,248	59	2.87	8,248	77	3.75

Total interest-bearing liabilities	726,843	4,876	2.69	710,253	5,707	3.23

Noninterest-bearing liabilities	66,713			64,676

Total liabilities	793,556			774,929

Total stockholders’ equity	74,215			78,560

Total liabilities and stockholders’ equity	$867,771			$853,489

Net interest-earning assets	$92,707			$99,200

Tax equivalent net interest income (3)		6,566			6,002
Tax equivalent interest rate spread (6)			2.91%			2.59%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.21%			2.98%

Average of interest-earning assets to average interest-bearing liabilities			112.75%			113.97%

Less tax equivalent adjustment (3)		(2)			(2)

Net interest income		$6,564			$6,000

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$627,156	$18,591	5.98%	$601,438	$18,534	6.20%
Securities (3)	171,686	4,091	4.81	175,528	4,431	5.08
Other interest-earning assets	17,534	77	0.89	14,922	184	2.48

Total interest-earning assets	816,376	22,759	5.62	791,888	23,149	5.88

Noninterest-earning assets	46,495			42,860

Total assets	$862,871			$834,748

Interest-bearing liabilities:
Deposits:
NOW and money market	$198,718	1,186	1.20	$173,843	1,639	1.90
Savings (4)	62,408	225	0.73	68,721	362	1.06
Certificates of deposit (5)	315,666	5,420	3.46	297,078	6,131	4.15

Total interest-bearing deposits	576,792	6,831	2.39	539,642	8,132	3.03

FHLB advances	138,893	2,921	4.24	143,405	3,188	4.47
Subordinated debt	8,248	130	3.18	8,248	216	5.27

Total interest-bearing liabilities	723,933	9,882	2.75	691,295	11,536	3.36

Noninterest-bearing liabilities	65,063			63,279

Total liabilities	788,996			754,574

Total stockholders’ equity	73,875			80,174

Total liabilities and stockholders’ equity	$862,871			$834,748

Net interest-earning assets	$92,443			$100,593

Tax equivalent net interest income (3)		12,877			11,613
Tax equivalent interest rate spread (6)			2.87%			2.52%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.18%			2.95%

Average of interest-earning assets to average interest-bearing liabilities			112.77%			114.55%

Less tax equivalent adjustment (3)		(3)			(3)

Net interest income		$12,874			$11,610

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended June 30, 2009 and 2008			Six Months Ended June 30, 2009 and 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(237)	$288	$51	$(692)	$749	$57
Securities (3)	(151)	(88)	(239)	(245)	(95)	(340)
Other interest-earning assets	(68)	(11)	(79)	(135)	28	(107)

Total interest-earning assets	(456)	189	(267)	(1,072)	682	(390)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(840)	183	(657)	(1,842)	541	(1,301)
Federal Home Loan Bank advances	(56)	(100)	(156)	(168)	(99)	(267)
Subordinated debt	(18)	—	(18)	(86)	—	(86)

Total interest-bearing liabilities	(914)	83	(831)	(2,096)	442	(1,654)

Change in net interest income (3)	$458	$106	$564	$1,024	$240	$1,264

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The Company’s provision for loan losses increased $1.3 million and $1.6 million for the three and six months ended June 30, 2009, respectively. The higher provision in 2009 related to increases in loan charge-offs and nonperforming loans, which continue to be impacted by adverse market conditions. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At June 30, 2009, nonperforming loans totaled $8.6 million, compared to $7.9 million at June 30, 2008. Specific reserves relating to nonperforming loans decreased to $252,000 at June 30, 2009 compared to $1.2 million at June 30, 2008. Net loan charge-offs were $1.7 million and $3.0 million for the three and six months ended June 30, 2009, respectively, compared to net loan charge-offs of $21,000 and $103,000 for the three and six months ended June 30, 2008, respectively. Higher loan charge-offs for 2009 primarily related to two commercial construction relationships aggregating $2.3 million with previously recorded specific reserves. At June 30, 2009, the aforementioned commercial construction relationships accounted for $3.5 million of nonperforming loans.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Service fees	$1,257	$1,328	$(71)	(5.3)%	$2,448	$2,613	$(165)	(6.3)%
Wealth management fees	969	1,020	(51)	(5.0)	1,927	1,991	(64)	(3.2)
Increase in cash surrender value of bank-owned life insurance	73	77	(4)	(5.2)	146	152	(6)	(3.9)
Net gain on sale of securities	117	34	83	244.1	254	144	110	76.4
Other-than-temporary impairment loss on securities	—	—	—	N/A	(150)	—	(150)	N/A
Net gain on sale of equipment	—	—	—	N/A	104	—	104	N/A
Net gain on sale of loans	191	22	169	768.2	382	81	301	371.6
Other	36	142	(106)	(74.6)	(287)	107	(394)	(368.2)

Total noninterest income	$2,643	$2,623	$20	0.8%	$4,824	$5,088	$(264)	(5.2)%

The decrease in other noninterest income for the six months ended June 30, 2009 was primarily due to impairment charges of $336,000 that were recorded during the first quarter of 2009 to reduce the carrying value of the Bank’s investment in two small business investment company limited partnerships. In addition, other noninterest income for 2008 included the recovery of $131,000 in administration fees and expenses related to the Bank’s acquisition of certain assets and operations of the former Circle Trust Company, which were previously deemed uncollectible. For 2009, the Company reported net gains on the sale of loans of $382,000 resulting from the sale of $26.8 million of fixed-rate longer-term residential mortgage loans, compared to net gains of $81,000 from the sale of $6.6 million of fixed-rate longer-term residential mortgage loans for the same period in 2008. Net gain on the sale of securities of $254,000 during 2009 resulted from the sale of primarily mortgage-backed securities and corporate debt securities, offset by other-than-temporary impairment charges on two pooled trust preferred securities totaling $150,000. Service fees decreased as a result of a decrease in overdraft charges on certain deposit products. Wealth management fees were lower principally due to a decrease in the market value of assets under management. During the first quarter of 2009, the Company reported a gain of $104,000 on the sale of equipment in connection with the sale of the Gales Ferry, Connecticut branch office in January 2009.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Salaries and employee benefits	$4,484	$4,305	$179	4.2%	$8,763	$8,305	$458	5.5%
Occupancy and equipment	1,351	1,464	(113)	(7.7)	2,806	2,865	(59)	(2.1)
Computer and electronic banking services	832	761	71	9.3	1,623	1,482	141	9.5
Outside professional services	249	210	39	18.6	469	413	56	13.6
Marketing and advertising	201	194	7	3.6	409	391	18	4.6
Supplies	131	145	(14)	(9.7)	282	320	(38)	(11.9)
FDIC deposit insurance and regulatory assessment	690	158	532	336.7	872	223	649	291.0
Other	743	569	174	30.6	1,376	1,078	298	27.6

Total noninterest expenses	$8,681	$7,806	$875	11.2%	$16,600	$15,077	$1,523	10.1%

Noninterest expenses increased $875,000 and $1.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to increases in the FDIC assessment, salaries and benefits and computer and electronic banking services. The increase in the 2009 FDIC assessment of $639,000 was attributable to the expiration of credits during 2008, an increase in the assessment rate for 2009 and an FDIC-imposed industry-wide five basis point special assessment totaling $393,000 that was accrued during the quarter ended June 30, 2009. Compensation costs increased as a result of additional salaries and benefits, loan origination commissions and related payroll taxes. Loan origination commissions increased due to higher residential mortgage volume resulting from a decrease in market interest rates. Computer and electronic banking services expense rose as a result of increased telecommunication costs and transaction activity.

Income Tax Provision. For the three and six months ended June 30, 2009, the Company’s income tax expense decreased $499,000 and $687,000, respectively, due to lower pre-tax income. The effective tax rate for the three months ended June 30, 2009 and 2008 was 32.3% and 30.6%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 32.3% and 31.3%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and Federal Home Loan Bank borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $28.0 million. Interest-bearing deposits and federal funds sold totaled $13.4 million, which included a $1.5 million certificate of deposit pledged to support a letter of credit for MasterCard’s settlement guarantee program.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $165.8 million at June 30, 2009. In addition, at June 30, 2009, the Company had a potential borrowing capacity of $210.4 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million. At June 30, 2009, the Company had advances outstanding of $128.6 million and no overnight advances outstanding. The Company believes that its liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase and sale of securities and loans. For the six months ended June 30, 2009, the Company originated $91.2 million of loans and purchased $37.6 million of securities and $21.8 million of loans. For the twelve months ended December 31, 2008, the Company originated $141.6 million of loans and purchased $100.8 million of securities and $12.3 million of loans. The Company sold $26.8 million of residential mortgage loans during the six months ended June 30, 2009 compared to $14.2 million for the twelve months ended December 31, 2008.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank advances and deposits to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $28.5 million and $72.5 million for the six months ended June 30, 2009 and for the year ended December 31, 2008, respectively. Certificates of deposit due within one year of June 30, 2009 totaled $205.5 million, or 31.7%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits.

The Company experienced a net decrease of $11.0 million in Federal Home Loan Bank advances for the six months ended June 30, 2009 and $2.0 million for the year ended December 31, 2008. For the six months ended June 30, 2009, the Company repurchased 11,243 shares of the Company’s common stock at a cost of $68,000. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2008 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures. SI Financial Group also has repurchased shares of its common stock. SI Financial Group’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2009, SI Financial Group had cash and cash equivalents of $2.8 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2008. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2008 and June 30, 2009.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2009 and December 31, 2008 are as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Commitments to extend credit: (1)
Future loan commitments	$8,944	$5,386
Undisbursed construction loans	14,927	19,840
Undisbursed home equity lines of credit	18,192	18,327
Undisbursed commercial lines of credit	12,777	13,507
Overdraft protection lines	1,473	1,434
Standby letters of credit (2)	784	710

Total commitments	$57,097	$59,204

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”). In 1998, the Bank became a limited partner in an SBIC and committed to contribute capital of $1.0 million in the limited partnership. In 2007, the Bank became a limited partner in a second SBIC and committed to contribute capital of $1.0 million in the limited partnership. The Bank recognized a write-down of $336,000 on its investment in the two SBICs during the six months ended June 30, 2009. At June 30, 2009, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $817,000.

At June 30, 2009, the Bank had outstanding commitments to purchase $5.2 million in guaranteed USDA and SBA loans.

For the six months ended June 30, 2009, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4(T).	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities during the quarter ended June 30, 2009 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2009	—	$—	—	460,695
May 1 - 31, 2009	11,243	6.00	11,243	449,452
June 1 - 30, 2009	—	—	—	449,452

Total	11,243	$6.00	11,243

(1)	This table includes 11,243 shares withheld from employees to satisfy tax withholding requirements upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 13, 2009.

The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

1.	Election of directors for a three-year term.

Nominees	For	Withheld
Donna M. Evan	10,636,663	195,661
Henry P. Hinckley	10,535,065	297,259
Steven H. Townsend	10,567,100	265,224

2.	Ratification of the appointment of Wolf and Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
10,758,813	72,828	683

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

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

SI FINANCIAL GROUP, INC.

Date: August 12, 2009	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2009	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)