Form 10-K/A
period 2008-12-31
SI Financial Group, Inc.
filed 2009-09-04
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This amendment No. 2 to the Form 10-K for the year ended December 31, 2008 is being filed to include the section captioned “Common Stock Information” at the end of Exhibit 13.0. That section was inadvertently omitted from the exhibit filed on March 27, 2009.

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

(3) Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard, as amended and restated (3)

10.2	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull, as amended and restated (3)

10.3	* Form of Savings Institute Bank and Trust Company Employee Severance Compensation Plan (4)

10.4	* Savings Institute Directors Retirement Plan (1)

10.5	* Form of Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (4)

10.6	* Savings Institute Group Term Replacement Plan (1)

10.7	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (3)

10.8	* Form of Savings Institute Director Deferred Fee Agreement (4)

10.9	* Form of Savings Institute Director Consultation Plan (1)

10.11	* SI Financial Group, Inc. 2005 Equity Incentive Plan (5)

10.12	* Change in Control Agreement by an among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (4)

13.0	Annual Report to Stockholders

21.0	List of Subsidiaries (4)

23.1	Consent of Wolf & Company, P.C. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.

(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 8, 2008.

(3)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-K/A, filed with the Securities and Exchange Commission on April 17, 2009.

(4)	Incorporated by reference into this document from the Exhibits filed with the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009.

(5)	Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/s/ Rheo A. Brouillard
Rheo A. Brouillard President and Chief Executive Officer September 4, 2009