Form 10-Q
period 2009-09-30
SI Financial Group, Inc.
filed 2009-11-13
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 6, 2009, there were 11,789,202 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	September 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,368	$14,008
Interest-bearing	4,990	465
Federal funds sold	20,505	8,730

Total cash and cash equivalents	38,863	23,203

Available for sale securities, at fair value	174,212	162,699
Loans held for sale	1,389	—
Loans receivable (net of allowance for loan losses of $5,429 at September 30, 2009 and $6,047 at December 31, 2008)	609,393	617,263
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,661	8,714
Premises and equipment, net	13,309	12,225
Goodwill and other intangibles	4,262	4,294
Accrued interest receivable	3,471	3,721
Deferred tax asset, net	5,967	7,938
Other real estate owned	1,098	—
Other assets	4,430	4,677

Total assets	$873,443	$853,122

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$62,872	$57,647
Interest-bearing	592,663	563,004

Total deposits	655,535	620,651

Mortgagors’ and investors’ escrow accounts	1,768	3,625
Federal Home Loan Bank advances	123,100	139,600
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	7,350	8,071

Total liabilities	796,001	780,195

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,789,202 and 11,800,445 shares outstanding at September 30, 2009 and December 31, 2008, respectively)	126	126
Additional paid-in capital	52,191	52,103
Unallocated common shares held by ESOP	(3,311)	(3,553)
Unearned restricted shares	(295)	(714)
Retained earnings	38,263	35,848
Accumulated other comprehensive loss	(1,567)	(2,986)
Treasury stock, at cost (774,548 and 763,305 shares at September 30, 2009 and December 31, 2008, respectively)	(7,965)	(7,897)

Total stockholders’ equity	77,442	72,927

Total liabilities and stockholders’ equity	$873,443	$853,122

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income:
Loans, including fees	$9,228	$9,414	$27,819	$27,948
Securities:
Taxable interest	1,864	2,166	5,912	6,324
Tax-exempt interest	17	3	30	10
Dividends	10	85	37	348
Other	14	81	91	265

Total interest and dividend income	11,133	11,749	33,889	34,895

Interest expense:
Deposits	3,297	3,837	10,128	11,969
Federal Home Loan Bank advances	1,337	1,576	4,258	4,764
Subordinated debt	47	92	177	308

Total interest expense	4,681	5,505	14,563	17,041

Net interest income	6,452	6,244	19,326	17,854

Provision for loan losses	700	233	2,630	518

Net interest income after provision for loan losses	5,752	6,011	16,696	17,336

Noninterest income (loss):
Service fees	1,291	1,353	3,739	3,966
Wealth management fees	983	968	2,910	2,959
Increase in cash surrender value of bank-owned life insurance	74	78	220	230
Net (loss) gain on sale of securities	(127)	2	127	146
Total other-than-temporary impairment losses on securities	—	(7,058)	(1,862)	(7,058)
Portion of loss recognized in accumulated other comprehensive loss	—	—	1,712	—

Net impairment losses recognized in net loss	—	(7,058)	(150)	(7,058)
Net (loss) gain on disposal of equipment	(5)	—	99	—
Net gain on sale of loans	205	27	587	108
Other	270	20	(17)	127

Total noninterest income (loss)	2,691	(4,610)	7,515	478

Noninterest expenses:
Salaries and employee benefits	4,194	4,077	12,957	12,382
Occupancy and equipment	1,376	1,453	4,182	4,318
Computer and electronic banking services	941	788	2,564	2,270
Outside professional services	235	173	704	586
Marketing and advertising	215	205	624	596
Supplies	119	124	401	444
FDIC deposit insurance and regulatory assessment	333	167	1,205	390
Other	611	592	1,987	1,670

Total noninterest expenses	8,024	7,579	24,624	22,656

Income (loss) before income tax provision (benefit)	419	(6,178)	(413)	(4,842)
Income tax provision (benefit)	41	(1,460)	(228)	(1,042)

Net income (loss)	$378	$(4,718)	$(185)	$(3,800)

Net income (loss) per share:
Basic	$0.03	$(0.41)	$(0.02)	$(0.33)
Diluted	$0.03	$(0.41)	$(0.02)	$(0.33)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in	Unallocated Common Shares Held	Unearned Restricted	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Dollars	Capital	by ESOP	Shares	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	12,563,750	$126	$52,103	$(3,553)	$(714)	$35,848	$(2,986)	$(7,897)	$72,927

Comprehensive income:
Net loss	—	—	—	—	—	(185)	—	—	(185)
Net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	4,136	—	4,136

Total comprehensive income									3,951

Treasury stock purchased	—	—	—	—	—	—	—	(68)	(68)

Restricted shares activity	—	—	31	—	86	(117)	—	—	—

Equity incentive plan shares earned	—	—	225	—	333	—	—	—	558

Committed to release 24,222 ESOP shares	—	—	(125)	242	—	—	—	—	117

Vesting of restricted stock	—	—	(43)	—	—	—	—	—	(43)

Cumulative effect adjustment of a change in accounting principle – adoption of FASB ASC 320	—	—	—	—	—	2,717	(2,717)	—	—

Balance at September 30, 2009	12,563,750	$126	$52,191	$(3,311)	$(295)	$38,263	$(1,567)	$(7,965)	$77,442

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(185)	$(3,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,630	518
Employee stock ownership plan expense	117	226
Equity incentive plan expense	558	599
Accretion of investment premiums and discounts, net	(129)	(167)
Amortization of loan premiums and discounts, net	178	142
Depreciation and amortization of premises and equipment	1,442	1,564
Amortization of core deposit intangible	32	40
Amortization of mortgage servicing rights	111	82
Net gain on sale of securities	(127)	(146)
Deferred income tax benefit	(38)	(1,874)
Loans originated for sale	(47,585)	(10,358)
Proceeds from sale of loans held for sale	46,783	8,716
Net gain on sale of loans	(587)	(108)
Net gain on disposal of equipment	(99)	—
Net gain on sale of other real estate owned	(7)	(10)
Increase in cash surrender value of bank-owned life insurance	(220)	(230)
Gain on bank-owned life insurance	(288)	—
Other-than-temporary impairment loss on securities	150	7,058
Change in operating assets and liabilities:
Accrued interest receivable	250	13
Other assets	40	(390)
Accrued expenses and other liabilities	(764)	579

Net cash provided by operating activities	2,262	2,454

Cash flows from investing activities:
Purchases of available for sale securities	(64,105)	(80,860)
Proceeds from sales of available for sale securities	13,610	9,953
Proceeds from maturities of and principal repayments on available for sale securities	45,233	35,123
Net decrease (increase) in loans	29,405	(10,773)
Purchase of loans	(27,037)	(6,140)
Purchases of Federal Home Loan Bank stock	—	(586)
Proceeds from bank-owned life insurance	561	—
Proceeds from sale of other real estate owned	1,600	923
Purchases of premises and equipment	(3,377)	(1,696)
Branch (sale) acquisitions	(619)	15,805

Net cash used in investing activities	(4,729)	(38,251)

Cash flows from financing activities:
Net increase in deposits	36,552	33,950
Net decrease in mortgagors’ and investors’ escrow accounts	(1,857)	(1,686)
Proceeds from Federal Home Loan Bank advances	4,032	47,761
Repayments of Federal Home Loan Bank advances	(20,532)	(41,880)
Cash dividends on common stock	—	(498)
Treasury stock purchased	(68)	(2,606)

Net cash provided by financing activities	18,127	35,041

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

(Dollars in Thousands / Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net change in cash and cash equivalents	15,660	(756)
Cash and cash equivalents at beginning of period	23,203	20,669

Cash and cash equivalents at end of period	$38,863	$19,913

Supplemental cash flow information:
Interest paid	$14,653	$17,022
Income taxes paid, net	731	754
Transfer of loans to other real estate owned	2,691	—

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

Branch acquisitions:

Cash received for the assumption of net liabilities related to the purchase of branch offices located in Colchester and New London, Connecticut in January 2008 and March 2008, respectively, were as follows:

Assets:
Loans receivable	$7,441
Accrued interest - loans	40
Core deposit intangible	159
Fixed assets, net	685
Goodwill	3,545

Total assets	11,870

Liabilities:
Deposits	27,668
Accrued interest - deposits	7

Total liabilities	27,675

Net liabilities	$15,805

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses. The Company does not conduct any material business other than owning all of the stock of the Bank and paying interest on its subordinated debentures.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2008 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the year ending December 31, 2009.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

Reclassifications

Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net (loss) income.

Recent Accounting Pronouncements

In September 2009, the Company adopted the FASB Accounting Standards Codification™. The Codification was officially launched on July 1, 2009, and became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuance of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification. As the Codification is neither expected nor intended to change GAAP, the Company’s adoption of the Codification did not have a material impact on the consolidated financial statements.

In June 2009, the Company adopted new authoritative guidance under FASB ASC Topic 825 regarding interim disclosures about fair value of financial instruments. This guidance requires a company to provide disclosures about the fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements and amends prior guidance to require these disclosures in summarized financial information for interim reporting periods. The adoption of this new authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted new authoritative guidance under FASB ASC Topic 855 regarding subsequent events. This new guidance is based on the same principles that exist within the existing standards and thus formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before the financial statements are issued or available to be issued. In particular, this guidance sets forth (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this new authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards, (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Under FASB ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the Codification. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of the Statement shall be applied to transfers that occur on or after the effective date. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

In April 2009, new authoritative guidance under FASB ASC Topic 820, regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FASB ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The adoption of the new authoritative guidance under FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. See Note 9 for more details.

Accounting Standards Update No. 2009-05 under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) another valuation technique that is consistent with the existing principles of FASB ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under FASB ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, new authoritative guidance was issued under FASB ASC Topic 320, regarding recognition and presentation of other-than-temporary impairments which amends the other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. Declines in the fair value of debt securities below their amortized cost basis that are deemed to be other-than-temporarily impaired are recognized in earnings to the extent the impairment is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss), net of applicable taxes. The Company elected to adopt the provisions of the new authoritative guidance during the quarter ended March 31, 2009. The adoption of this new authoritative guidance resulted in a cumulative effect adjustment of $2.7 million (net of taxes) to retained earnings with a corresponding adjustment to accumulated other comprehensive loss. See Notes 3 and 6 for more details.

Effective January 2009, the Company adopted new authoritative guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”or “Codification”) Topic 350 regarding the useful life of intangible assets. This new authoritative guidance amends the list of factors that should be considered in developing renewal extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under superseded content. The adoption of this new authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

Effective January 2009, the Company adopted new authoritative guidance under FASB ASC Topic 260, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service periods. All prior-period earnings

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform to the provisions of this guidance. The adoption of this new authoritative guidance did not have a material impact on the Company’s consolidated financial statements. See Note 2 for more details.

Effective January 2009, new authoritative guidance under FASB ASC Topic 805, which relates to business combinations became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. This guidance applies to all transactions and other events in which one entity obtains control over one or more other businesses. This guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. In April 2009, a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with FASB ASC Topic 450, which relates to contingencies. The adoption of this guidance would apply prospectively to any future business combinations and may have a material impact on the Company’s consolidated financial statements when any business combination may occur.

NOTE 2. EARNINGS PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed in a manner similar to basic net income (loss) per share except that the weighted-average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company had anti-dilutive shares outstanding of 468,837 and 473,271 for the three and nine months ended September 30, 2009, respectively, and 500,370 and 501,608 for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2009 and 2008, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The computation of earnings per share is as follows:

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

(Dollars in Thousands, Except Per Share Amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$378	$(4,718)	$(185)	$(3,800)

Weighted-average common shares outstanding:
Basic	11,450,188	11,432,136	11,447,940	11,489,356
Effect of dilutive stock options	—	—	—	—

Diluted	11,450,188	11,432,136	11,447,940	11,489,356

Net income (loss) per share:
Basic	$0.03	$(0.41)	$(0.02)	$(0.33)
Diluted	$0.03	$(0.41)	$(0.02)	$(0.33)

In accordance with FASB ASC Topic 260, which was effective for the Company for the interim period beginning January 1, 2009, all prior period earnings per share data was recalculated to include restricted shares that participate in dividends.

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009 (Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$24,824	$465	$(29)	$25,260
Government-sponsored enterprises	11,741	249	—	11,990
Mortgage-backed securities: (2)
Agency – residential	88,154	3,587	(3)	91,738
Non-agency – residential	22,226	9	(3,032)	19,203
Non-agency – HELOC	4,381	—	(1,879)	2,502
Corporate debt securities	7,665	520	—	8,185
Collateralized debt obligations	8,169	104	(2,533)	5,740
Obligations of state and political subdivisions	5,003	190	—	5,193
Tax-exempt securities	3,280	10	—	3,290
Foreign government securities	100	—	—	100

Total debt securities	175,543	5,134	(7,476)	173,201

Equity securities:
Equity securities – financial services	1,043	48	(80)	1,011

Total available for sale securities	$176,586	$5,182	$(7,556)	$174,212

(1)

Net of OTTI write-downs recognized in earnings, other than such noncredit-related amounts reclassified on January 1, 2009 in accordance with the new authoritative accounting guidance under FASB ASC Topic 320.

(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

December 31, 2008 (Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$2,453	$—	$(38)	$2,415
Government-sponsored enterprises	25,985	615	(13)	26,587
Mortgage-backed securities: (2)
Agency – residential	81,383	2,380	(112)	83,651
Non-agency – residential	36,347	9	(5,893)	30,463
Non-agency – HELOC	3,089	—	(273)	2,816
Corporate debt securities	5,901	154	(97)	5,958
Collateralized debt obligations	6,625	501	(1,734)	5,392
Obligations of state and political subdivisions	4,000	63	(26)	4,037
Tax-exempt securities	280	1	(1)	280
Foreign government securities	100	—	—	100

Total debt securities	166,163	3,723	(8,187)	161,699

Equity securities:
Equity securities – financial services	1,060	—	(60)	1,000

Total available for sale securities	$167,223	$3,723	$(8,247)	$162,699

(1)	Net of OTTI write-downs recognized in earnings.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities at September 30, 2009 by contractual maturities are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(Dollars in Thousands)	Amortized Cost	Fair Value

Within 1 year	$3,095	$3,100
After 1 but within 5 years	20,312	21,053
After 5 but within 10 years	11,289	11,504
After 10 years	26,086	24,101

	60,782	59,758
Mortgage-backed securities	114,761	113,443

Total debt securities	$175,543	$173,201

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

The following is a summary of realized gains and losses on the sale of securities for the three and nine months ended September 30, 2009 and 2008:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross gains on sales	$153	$2	$634	$146
Gross losses on sales	(280)	—	(507)	—

Net (loss) gain on sale of securities	$(127)	$2	$127	$146

Proceeds from the sale of available for sale securities were $4.1 million and $13.6 million for the three and nine months ended September 30, 2009, respectively, and $10.0 million for the nine months ended September 30, 2008. There were no proceeds from the sale of available for sale securities for the three months ended September 30, 2008.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months Or More		Total
September 30, 2009: (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$6,837	$20	$507	$9	$7,344	$29
Mortgage-backed securities:
Agency – residential	5,394	3	—	—	5,394	3
Non-agency – residential	537	741	17,869	2,291	18,406	3,032
Non-agency – HELOC	—	—	2,502	1,879	2,502	1,879
Collateralized debt obligations	2,280	1,214	3,105	1,319	5,385	2,533
Equity securities – financial services	217	56	725	24	942	80

Total	$15,265	$2,034	$24,708	$5,522	$39,973	$7,556

	Less Than 12 Months		12 Months Or More		Total
December 31, 2008: (Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$1,812	$14	$540	$24	$2,352	$38
Government-sponsored enterprises	1,978	13	—	—	1,978	13
Mortgage-backed securities:
Agency – residential	3,523	110	1,029	2	4,552	112
Non-agency – residential	27,476	5,589	1,502	304	28,978	5,893
Non-agency – HELOC	2,817	273	—	—	2,817	273
Corporate debt securities	1,887	97	—	—	1,887	97
Collateralized debt obligations	3,660	1,734	—	—	3,660	1,734
Obligations of state and political subdivisions	475	26	—	—	475	26
Tax-exempt securities	139	1	—	—	139	1
Equity securities – financial services	962	60	—	—	962	60

Total	$44,729	$7,917	$3,071	$330	$47,800	$8,247

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. The investment securities portfolio is generally evaluated for OTTI under FASB ASC Topic 320. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

At September 30, 2009, forty debt securities with gross unrealized losses have aggregate depreciation of 16.1% of the Company’s amortized cost basis. The following summarizes, by security type, the basis for management’s determination during the preparation of the financial statements for the quarter ended September 30, 2009 of whether the applicable investments within the Company’s available for sale portfolio were other-than-temporarily impaired at September 30, 2009, and if so, the amount of the OTTI that represents credit losses versus all other factors.

Debt Securities:

U.S. Government and Agency Obligations. The mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed Securities.

Agency—residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost bases, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Non-agency—residential. The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, six non-agency mortgage-backed securities that displayed market pricing significantly below book value, are rated below investment grade. At September 30, 2009, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. The Bank previously recorded OTTI losses on one of these non-agency mortgage-backed securities totaling $489,000 related to credit. Based on the existing credit profile, management does not believe that these investments will suffer from any further credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not record additional impairment losses at September 30, 2009.

Non-agency—HELOC. The unrealized loss on the Company’s non-agency—HELOC mortgage-backed security is related to one security whose market is now illiquid. This security is collateralized by

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

home equity lines of credit secured by first and second liens and insured by Financial Security Assurance. At September 30, 2009, management evaluated credit rating details, collateral support and loss analyses. All of the unrealized losses on this security relate to factors other than credit. Because the Company does not intend to sell this investment and it is not more likely than not that the Company will be required to sell this investment before the recovery of its amortized cost basis, which may be at maturity, the Company did not record additional impairment loss at September 30, 2009.

Collateralized Debt Obligations. The unrealized losses on the Company’s collateralized debt obligations related to investments in pooled trust preferred securities (“PTPS”). The PTPS market continues to experience significant declines in market value as a result of market saturation. Transactions for PTPS have been limited and have occurred primarily as a result of distressed or forced liquidation sales.

The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranche income issues have forgone payments or have received payment in kind through increased principal allocations. No loss of principal or break in yield is projected. Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee, reports from third-party sources and internal documents. The Bank previously recorded OTTI losses on five PTPS investments totaling $1.2 million related to credit factors. Based on the existing credit profile, management does not believe that these investments will suffer from any further credit related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity, the Company did not record additional impairment losses at September 30, 2009.

Equity Securities:

The Company’s investments in marketable equity securities consist of common and preferred stock of companies in the financial services sector. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at September 30, 2009.

The Company elected to early adopt the provisions of the new authoritative accounting guidance under FASB ASC Topic 320 for the interim period ended March 31, 2009, which was applied to existing and new debt securities held by the Company as of January 1, 2009. For those debt securities for which the fair value of the security is less than its amortized cost and the Company does not intend to sell such security and it is not more likely than not that it will be required to sell such security prior to the recovery of its amortized cost basis (which may be at maturity) less any credit losses, the authoritative accounting guidance under FASB ASC Topic 320 requires that the credit component of the OTTI losses be recognized in earnings while the noncredit component is recognized in other comprehensive loss, net of related taxes. As a result of the adoption of the new authoritative accounting guidance under FASB ASC Topic 320, the Company reclassified the noncredit component of the OTTI loss previously recognized in earnings during the year ended December 31, 2008. The reclassification was reflected as a cumulative effect adjustment of $2.7 million ($4.0 million before taxes) that increased retained earnings and increased accumulated other comprehensive loss. The amortized cost basis of these debt securities for which OTTI

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

losses were recognized during 2008 were adjusted by the amount of the cumulative effect adjustment before taxes.

As of September 30, 2009, for debt securities with OTTI losses, the Company estimated the portion of loss attributable to credit using a discounted cash flow model in accordance with FASB ASC Topic 320. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for collateralized debt obligations included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party vendor to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows were compared to the Company’s holdings to determine the credit-related impairment loss, if any. To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table summarizes OTTI losses on available for sale securities for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
(Dollars in Thousands)	Collateralized Debt Obligations	Non-agency Mortgage-backed Securities	Total	Collateralized Debt Obligations	Non-agency Mortgage-backed Securities	Total
Total OTTI loss	$—	$—	$—	$(903)	$(959)	$(1,862)
OTTI related to noncredit loss recognized in accumulated other comprehensive income	—	—	—	753	959	1,712

OTTI related to credit loss recognized in net loss	$—	$—	$—	$(150)	$—	$(150)

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities that were recognized in earnings for the three and nine months ended September 30, 2009.

(Dollars in Thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$1,709	$1,559
Amounts related to credit for which an OTTI loss was not previously recognized	—	—
Additions to the amount related to credit loss for which an OTTI loss was previously recognized	—	150

Balance at end of period	$1,709	$1,709

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

The following table presents in more detail the Company’s non-agency mortgage-backed security holdings that are currently rated below investment grade as of September 30, 2009 (dollars in thousands).

Deal Name	Tranche	Book Value	Unrealized Gains	Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit – Related OTTI (2)	Credit Support Coverage Ratios (3)
Security A	1A6	$1,034	$—	$117	$917	BB	$—	2.7
Security B	1A1	2,114	—	150	1,964	CC	—	2.0
Security C	2A2	3,729	—	1,334	2,395	B+	—	1.9
Security D	2A3	1,278	—	741	537	CC	489	1.1
Security E	2A2	630	—	22	608	CCC	—	1.4
Security F	4A1	788	9	—	797	B-	—	1.8

		$9,573	$9	$2,364	$7,218		$489

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2009.
(3)

The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: current collateral support/((60 day delinquencies x .60)+(90 day delinquencies x .70)+(foreclosures x 1.00)+(other real estate x 1.00)) x .40 for loss severity.

The following table presents in more detail the Company’s collateralized debt obligations that are currently rated below investment grade as of September 30, 2009 (dollars in thousands).

Deal Name	Class	Book Value	Unrealized Gains	Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit – Related OTTI (2)	% of Current Defaults and Deferrals to Current Collateral
CDO 1	B1	$1,000	$—	$346	$654	B+	$—	16.1
CDO 2	B3	1,000	—	347	653	B+	—	16.1
CDO 3	MEZ	88	4	—	92	CC	35	27.1
CDO 4	B	1,494	—	521	973	CCC+	376	13.3
CDO 5	C	163	100	—	263	CC	809	20.1
CDO 6	A2	2,620	—	778	1,842	B+	—	22.9
CDO 7	A1	1,804	—	541	1,263	BB	—	20.0

		$8,169	$104	$2,533	$5,740		$1,220

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2009.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at September 30, 2009 and December 31, 2008 is as follows:

(Dollars in Thousands)	September 30, 2009	December 31, 2008
Real estate loans:
Residential – 1 to 4 family	$317,482	$332,399
Multi-family and commercial	154,956	158,693
Construction	18,796	27,892

Total real estate loans	491,234	518,984

Consumer loans:
Home equity	21,573	18,762
Other	3,348	3,345

Total consumer loans	24,921	22,107

Commercial business loans	97,135	80,649

Total loans	613,290	621,740

Deferred loan origination costs, net of fees	1,532	1,570
Allowance for loan losses	(5,429)	(6,047)

Loans receivable, net	$609,393	$617,263

The following is a summary of information pertaining to impaired loans and nonaccrual loans.

(Dollars in Thousands)	September 30, 2009	December 31, 2008

Impaired loans without valuation allowance	$3,006	$6,934

Impaired loans with valuation allowance	3,812	3,960

Total impaired loans	$6,818	$10,894

Valuation allowance related to impaired loans	$721	$1,235

Average recorded investment in impaired loans	$9,065	$9,407

Nonaccrual loans	$6,719	$9,328

Loans past due 90 days or more and still accruing	$—	$—

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2009 and December 31, 2008 are summarized as follows:

(Dollars in Thousands)	September 30, 2009	December 31, 2008

Land	$2,098	$145
Buildings	6,033	5,282
Leasehold improvements	7,736	8,526
Furniture and equipment	10,583	10,608
Construction in process	—	51

	26,450	24,612
Accumulated depreciation and amortization	(13,141)	(12,387)

Premises and equipment, net	$13,309	$12,225

On April 22, 2009, a subsidiary of the Bank, SI Realty Company, Inc., purchased property located in North Windham, Connecticut, which is currently the location of the Company’s training center, and two adjacent parcels of land for $1.5 million.

On May 14, 2009, SI Realty Company, Inc. purchased the land on which the Bank’s Norwich, Connecticut branch office is located for $1.2 million.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the change in accumulated other comprehensive loss for the nine months ended September 30, 2009.

Nine Months Ended September 30, 2009 (Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding gains on available for sale securities	$6,122	$(2,001)	$4,121
Credit portion of OTTI losses on available for sale securities	150	(51)	99
Reclassification adjustment for gains recognized in net loss	(127)	43	(84)

Unrealized holding gains on available for sale securities, net of taxes	6,145	(2,009)	4,136
Cumulative effect adjustment for change in accounting principle	(3,995)	1,278	(2,717)

Accumulated other comprehensive income (loss)	$2,150	$(731)	$1,419

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

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

At September 30, 2009 and December 31, 2008, the Bank met all capital adequacy requirements to which it was subject and the Bank was considered “well capitalized” under regulatory guidelines at each of those dates.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2009 and December 31, 2008.

September 30, 2009 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$74,188	13.59%	$43,672	8.00%	$54,590	10.00%
Tier I Risk-based Capital Ratio	69,173	12.67	21,977	4.00	32,966	6.00
Tier I Capital Ratio	69,173	8.02	34,500	4.00	43,125	5.00
Tangible Equity Ratio	69,173	8.02	12,938	1.50	N/A	N/A

December 31, 2008 (Dollars in Thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$69,273	13.32%	$41,605	8.00%	$52,007	10.00%
Tier I Risk-based Capital Ratio	64,130	12.33	20,805	4.00	31,207	6.00
Tier I Capital Ratio	64,130	7.59	33,797	4.00	42,246	5.00
Tangible Equity Ratio	64,130	7.59	12,674	1.50	N/A	N/A

NOTE 8. INCOME TAXES

FASB ASC Topic 740 provides guidance on financial statement recognition, measurement and disclosure of tax positions taken, or expected to be taken in the future, in the Company’s tax returns. The initial adoption of the authoritative accounting guidance under FASB ASC Topic 740 had no material impact on the Company’s financial statements. The Company has no material uncertain tax positions as of September 30, 2009.

In accordance with the provisions of FASB ASC Topic 740, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.

The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s Consolidated Statement of Operations.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2006.

NOTE 9. FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair Value Hierarchy

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At September 30, 2009 and December 31, 2008, assets and liabilities measured at fair value under FASB ASC Topic 820 on a recurring basis are summarized below:

At September 30, 2009 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale securities	$285	$168,187	$5,740	$174,212

Total assets at fair value	$285	$168,187	$5,740	$174,212

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

At December 31, 2008 (Dollars in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Available for sale securities	$300	$157,007	$5,392	$162,699

Total assets at fair value	$300	$157,007	$5,392	$162,699

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(Dollars in Thousands)	Nine Months Ended September 30, 2009

Balance at beginning of period	$5,392
Increase in fair value of securities included in accumulated other comprehensive income	498
Impairment charges included in net loss	(150)
Transfers to/from level 3	—

Balance at end of period	$5,740

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at and for the three and nine months ended September 30, 2009.

	At September 30, 2009			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$6,818	$741	$2,734
Other real estate owned			1,098	—	—

Total assets	$—	$—	$7,916	$741	$2,734

In accordance with the provisions of FASB ASC Topic 310, the Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical and economic factors.

Summary of Fair Values of Financial Instruments

FASB ASC Topic 825 requires the disclosure of fair value information for financial instruments, whether or not recognized on the balance sheets, for which it is practicable to estimate that value for both interim reporting periods as well as annual financial statements. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC Topic 825, excludes certain financial instruments from its disclosure

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2009 and December 31, 2008. The estimated fair value amounts at September 30, 2009 and December 31, 2008 have been measured as of their respective date, and the estimated fair value amounts at December 31, 2008 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

As of September 30, 2009 and December 31, 2008, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Noninterest-bearing deposits	$13,368	$13,368	$14,008	$14,008
Interest-bearing deposits	4,990	4,990	465	465
Federal funds sold	20,505	20,505	8,730	8,730
Available for sale securities	174,212	174,212	162,699	162,699
Loans held for sale	1,389	1,389	—	—
Loans receivable, net	609,393	610,551	617,263	620,419
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,471	3,471	3,721	3,721

Financial Liabilities:

Savings deposits	59,948	59,948	60,494	60,494
Demand deposits, negotiable orders of withdrawal and money market accounts	274,328	274,328	245,346	245,346
Certificates of deposit	321,259	326,223	314,811	318,812
Mortgagors’ and investors’ escrow accounts	1,768	1,768	3,625	3,625
Federal Home Loan Bank advances	123,100	128,139	139,600	144,520
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	8,248

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are immaterial at September 30, 2009 and December 31, 2008.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008

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

NOTE 11. SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855, management evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued the consolidated financial statements for the periods ended September 30, 2009. During this period, the Company did not have any material recognized or unrecognized subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2009 and December 31, 2008 and its results of operations for the three and nine months ended September 30, 2009 and 2008. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2008 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Department of Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Company considers the allowance for loan losses, OTTI of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2008 Annual Report on
Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets:

Summary. Total assets increased $20.3 million, or 2.4%, to $873.4 million at September 30, 2009, as compared to $853.1 million at December 31, 2008, primarily due to increases of $15.7 million in cash and cash equivalents and $11.5 million in available for sale securities, offset by a decrease of $7.9 million in net loans receivable. Available for sale securities increased as a result of the purchase of predominantly mortgage-backed securities, U.S. government and agency obligations and government-sponsored enterprise securities. Despite an increase in residential mortgage loan originations, net loans receivable decreased from the sale of longer-term fixed-rate residential mortgage loans and lower commercial mortgage and business loan originations.

Loans Receivable, Net. The net loan portfolio decreased $7.9 million. Loan originations increased $18.6 million during the first nine months of 2009 from the comparable period in 2008. Residential mortgage loan and consumer loan originations increased due to favorable interest rates during the first nine months of 2009, while commercial mortgage and commercial business loan originations decreased as a result of the declining economic environment. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Residential mortgage loans decreased $14.9 million, or 4.4%. Contributing to the decrease was the sale of $46.2 million of longer-term fixed-rate residential mortgage loans. Loan originations for residential mortgage loans increased $52.1 million for the first nine months of 2009 compared to the same period in 2008.

•

Commercial Loans. Multi-family and commercial mortgage loans decreased $3.7 million, or 2.4%. Loan originations for multi-family and commercial mortgage loans were $6.4 million, which represents a decrease of $25.7 million during the first nine months of 2009 compared to the same period in 2008. Commercial business loans increased $16.5 million, or 20.4%, for 2009 primarily due to the purchase of $27.0 million in USDA and SBA guaranteed loans, offset by a decrease of $12.0 million of loan originations during the first nine months of 2009 compared to the prior year.

•

Consumer Loans. Consumer loans increased $2.8 million during the first nine months of 2009, consisting primarily of an increase in home equity loans. Loan originations for consumer loans were up $4.3 million for the nine months ended September 30, 2009 from the comparable period in 2008.

The allowance for loan losses totaled $5.4 million at September 30, 2009 compared to $6.0 million at December 31, 2008. The ratio of the allowance for loan losses to total loans decreased from 0.97% at December 31, 2008 to 0.88% at September 30, 2009. This decrease was due, in part, to the increase in purchased USDA and SBA guaranteed loans, which are fully guaranteed by the full faith and credit of the U.S. government, thus requiring no allowance for loan losses.

The following table summarizes the activity in the allowance for loan losses at and for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	2009	2008
Balance at beginning of period	$5,001	$5,427	$6,047	$5,245

Provision for loan losses	700	233	2,630	518
Loans charged-off	(309)	(327)	(3,307)	(450)
Recoveries of loans previously charged-off	37	1	59	21

Balance at end of period	$5,429	$5,334	$5,429	$5,334

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	September 30, 2009	December 31, 2008
Nonaccrual loans:
Real estate loans	$6,719	$9,110
Commercial business loans	—	217
Consumer loans	—	1

Total nonaccrual loans	6,719	9,328

Real estate owned, net	1,098	—

Total nonperforming assets	7,817	9,328

Troubled debt restructurings	67	69

Total nonperforming assets and troubled debt restructurings	$7,884	$9,397

Total nonperforming loans to total loans	1.09%	1.50%
Total nonperforming loans to total assets	0.77%	1.09%
Total nonperforming assets and troubled debt restructurings to total assets	0.90%	1.10%

Liabilities:

Summary. Total liabilities increased $15.8 million, or 2.0%, from December 31, 2008 to September 30, 2009 primarily as a result of increases in deposits of $34.9 million, offset by a decrease in Federal Home Loan Bank advances of $16.5 million.

Deposits. Deposits increased $34.9 million, or 5.6%, to $655.5 million at September 30, 2009. Interest-bearing deposits increased $29.7 million, or 5.3%, which included increases in NOW and money market accounts of $23.8 million, certificates of deposit of $6.4 million and noninterest-bearing deposits of $5.2 million. The increase in deposits was due to branch expansion, marketing and promotional initiatives and competitively-priced deposit products.

Borrowings. Borrowings decreased $16.5 million to $131.3 million at September 30, 2009, resulting from net repayments of Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity increased $4.5 million from $72.9 million at December 31, 2008 to $77.4 million at September 30, 2009. The increase in equity was primarily attributable to a decrease in net unrealized holding losses on available for sale securities aggregating $4.1 million (net of taxes), offset by net operating losses of $185,000 and stock repurchases of 11,243 shares at a cost of $68,000.

The early adoption of the new authoritative accounting guidance under FASB ASC Topic 320 during the quarter ended March 31, 2009 required management to separately identify whether OTTI charges totaling $7.1 million that were previously recognized in earnings during the third and fourth quarters of 2008 were related to credit losses or other noncredit factors at the measurement date of impairment. Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $4.0 million of the $7.1 million in OTTI charges were related to noncredit factors and therefore, recorded a cumulative effect adjustment of $2.7 million (net of taxes) as an increase to retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of applicable taxes. The Company does not intend to sell these impaired securities and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis of each of these securities, which may be at maturity.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Net unrealized holding losses on available for sale securities, net of taxes, totaled $1.6 million and $3.0 million at September 30, 2009 and December 31, 2008, respectively. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income (loss) on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses relate to non-agency mortgage-backed securities. The Company does not intend to sell such securities and it is more likely than not that it will not be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses.

There continues to be significant contraction of liquidity in the fixed income markets, resulting in a lack of an orderly market for trading and pricing of fixed income securities, with the exception of U.S. treasuries and agencies and top-rated corporate securities. Mortgage-backed securities from private issuers and preferred securities of financial institutions have been negatively impacted. For the nine months ended September 30, 2009, management determined that certain available for sale securities were impaired and recognized OTTI losses of $150,000. See Item 1. Note 3 for additional details.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

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

Summary. The Company recorded net income of $378,000 for the three months ended September 30, 2009, an increase of $5.1 million compared to a net loss of $4.7 million for the three months ended September 30, 2008.

The Company reported a net loss of $185,000 for the nine months ended September 30, 2009 compared to a net loss of $3.8 million for the nine months ended September 30, 2008.

Lower noninterest income for the three and nine months ended September 30, 2008 was primarily attributable to a $7.1 million OTTI charge on certain investments to reduce their carrying value to fair value. The increase in noninterest income for 2009 was partially offset by increases in the provision for loan losses and noninterest expenses.

For the three and nine months ended September 30, 2009, net interest income increased 3.3% to $6.5 million from $6.2 million and 8.2% to $19.3 million from $17.9 million, respectively, compared to the same periods in 2008. The increase in net interest income was due to a lower cost of funds and an increase in the average balance of loans, offset by an increase in the average deposits and a decrease in the average rate earned on interest-earning assets.

Interest and Dividend Income. Total interest and dividend income decreased $616,000, or 5.2%, for the third quarter of 2009, despite an increase in average interest-earning assets of $14.3 million to $825.1 million. Average loans increased $16.4 million, and other interest-earning assets increased $6.6 million, offset by a decrease of $8.7 million in average securities. The yield on interest-earning assets decreased 40 basis points to 5.36% for the third quarter of 2009 from 5.76% for the same period in 2008.

For the nine months ended September 30, 2009, interest and dividend income decreased $1.0 million or 2.9% to $33.9 million due to a lower yield earned on interest-earning assets, offset by an increase in the average balance of interest-earning assets of $21.1 million, of which average loans increased $22.6 million. The yield on interest-earning assets decreased 31 basis points to 5.53%.

Interest Expense. Interest expense decreased $824,000, or 15.0%, to $4.7 million for the third quarter of 2009 compared to $5.5 million for the third quarter of 2008, as a result of decreases in the rates paid on average deposits and borrowings and a lower average balance of FHLB advances, offset by an increase of $30.9 million in the average balance of deposits.

Interest expense decreased $2.5 million for the nine months ended September 30, 2009 as compared to the same period in 2008, resulting from decreases in the rates paid on deposits and borrowings of 59 basis points and a lower average balance of FHLB advances, offset by an increase in average deposits of $35.1 million. The rates paid on FHLB advances and subordinated debt decreased 21 basis points and 212 basis points, respectively. Interest-bearing liabilities included increases in NOW and money market accounts and certificates of deposit of $23.9 million and $16.6 million, respectively, offset by decreases of $8.6 million and $5.4 million in FHLB advances and savings deposits, respectively.

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

	At or For the Three Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$631,562	$9,228	5.80%	$615,172	$9,414	6.09%
Securities (3)	175,570	1,898	4.29	184,291	2,255	4.87
Other interest-earning assets	18,013	14	0.31	11,408	81	2.82

Total interest-earning assets	825,145	11,140	5.36	810,871	11,750	5.76

Noninterest-earning assets	49,522			44,925

Total assets	$874,667			$855,796

Interest-bearing liabilities:
Deposits:
NOW and money market	$209,060	535	1.02	$187,234	748	1.59
Savings (4)	62,169	95	0.61	65,656	162	0.98
Certificates of deposit (5)	321,135	2,667	3.29	308,622	2,927	3.77

Total interest-bearing deposits	592,364	3,297	2.21	561,512	3,837	2.72

FHLB advances	127,133	1,337	4.17	143,671	1,576	4.36
Subordinated debt	8,248	47	2.26	8,248	92	4.44

Total interest-bearing liabilities	727,745	4,681	2.55	713,431	5,505	3.07

Noninterest-bearing liabilities	70,666			65,680

Total liabilities	798,411			779,111

Total stockholders’ equity	76,256			76,685

Total liabilities and stockholders’ equity	$874,667			$855,796

Net interest-earning assets	$97,400			$97,440

Tax equivalent net interest income (3)		6,459			6,245
Tax equivalent interest rate spread (6)			2.81%			2.69%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.11%			3.06%

Average of interest-earning assets to average interest-bearing liabilities			113.38%			113.66%

Less tax equivalent adjustment (3)		(7)			(1)

Net interest income		$6,452			$6,244

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2009			2008
(Dollars in Thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$628,641	$27,819	5.92%	$606,050	$27,948	6.16%
Securities (3)	172,995	5,989	4.63	178,477	6,686	5.00
Other interest-earning assets	17,695	91	0.69	13,742	265	2.58

Total interest-earning assets	819,331	33,899	5.53	798,269	34,899	5.84

Noninterest-earning assets	47,515			43,546

Total assets	$866,846			$841,815

Interest-bearing liabilities:
Deposits:
NOW and money market	$202,204	1,721	1.14	$178,339	2,387	1.79
Savings (4)	62,327	320	0.69	67,692	524	1.03
Certificates of deposit (5)	317,509	8,087	3.41	300,954	9,058	4.02

Total interest-bearing deposits	582,040	10,128	2.33	546,985	11,969	2.92

FHLB advances	134,930	4,258	4.22	143,494	4,764	4.43
Subordinated debt	8,248	177	2.87	8,248	308	4.99

Total interest-bearing liabilities	725,218	14,563	2.68	698,727	17,041	3.26

Noninterest-bearing liabilities	66,951			64,084

Total liabilities	792,169			762,811

Total stockholders’ equity	74,677			79,004

Total liabilities and stockholders’ equity	$866,846			$841,815

Net interest-earning assets	$94,113			$99,542

Tax equivalent net interest income (3)		19,336			17,858
Tax equivalent interest rate spread (6)			2.85%			2.58%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.16%			2.99%

Average of interest-earning assets to average interest-bearing liabilities			112.98%			114.25%

Less tax equivalent adjustment (3)		(10)			(4)

Net interest income		$19,326			$17,854

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended September 30, 2009 and 2008			Nine Months Ended September 30, 2009 and 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(432)	$246	$(186)	$(1,138)	$1,009	$(129)
Securities (3)	(255)	(102)	(357)	(495)	(202)	(697)
Other interest-earning assets	(97)	30	(67)	(234)	60	(174)

Total interest-earning assets	(784)	174	(610)	(1,867)	867	(1,000)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(729)	189	(540)	(2,566)	725	(1,841)
Federal Home Loan Bank advances	(66)	(173)	(239)	(228)	(278)	(506)
Subordinated debt	(45)	—	(45)	(131)	—	(131)

Total interest-bearing liabilities	(840)	16	(824)	(2,925)	447	(2,478)

Change in net interest income (3)	$56	$158	$214	$1,058	$420	$1,478

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses increased $467,000 and $2.1 million for the three and nine months ended September 30, 2009, respectively. Factors that influenced the higher provision for 2009 primarily include an increase in loan charge-offs and the continued weakening of the local and national economy. While the Company has no direct exposure to sub-prime mortgages, declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. At September 30, 2009, nonperforming loans totaled $6.7 million, compared to $8.5 million at September 30, 2008. Specific reserves relating to nonperforming loans decreased to $721,000 at September 30, 2009 compared to $1.2 million at September 30, 2008. Net loan charge-offs were $309,000 and $3.3 million for the three and nine months ended September 30, 2009, respectively, compared to $326,000 and $429,000 for the three and nine months ended September 30, 2008, respectively. The increase in loan charge-offs and the decrease in nonperforming loans and specific reserves for the nine months ended September 30, 2009 primarily resulted from the charge-off of two commercial construction loan relationships aggregating $2.3 million that were previously identified as impaired with established specific reserves.

Noninterest Income (Loss). The following table shows the components of noninterest income (loss) and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Service fees	$1,291	$1,353	$(62)	(4.6)%	$3,739	$3,966	$(227)	(5.7)%
Wealth management fees	983	968	15	1.5	2,910	2,959	(49)	(1.7)
Increase in cash surrender value of bank-owned life insurance	74	78	(4)	(5.1)	220	230	(10)	(4.3)
Net (loss) gain on sale of securities	(127)	2	(129)	(6,450.0)	127	146	(19)	(13.0)
Other-than-temporary impairment loss on securities	—	(7,058)	7,058	(100.0)	(150)	(7,058)	6,908	(97.9)
Net gain on sale of loans	205	27	178	659.3	587	108	479	443.5
Net (loss) gain on disposal of equipment	(5)	—	(5)	0.0	99	—	99	0.0
Other	270	20	250	1,250.0	(17)	127	(144)	(113.4)

Total noninterest income (loss)	$2,691	$(4,610)	$7,301	(158.4)%	$7,515	$478	$7,037	1,472.2%

Lower noninterest income for the three and nine months ended September 30, 2008 was primarily attributable to a $7.1 million OTTI charge on certain investments to reduce their carrying value to fair value. Service fees decreased as a result of a decrease in overdraft charges on certain deposit products. The Company realized net losses on the sale of bonds of $189,000, offset by gains on the sale of stocks of $62,000 during the quarter ended September 30, 2009. For the nine months ended September 30, 2009, the Company realized a gain of $57,000 and $70,000, respectively, resulting primarily from the sale of mortgage-backed securities and corporate debt securities, offset by OTTI charges totaling $150,000 on two PTPS. Impairment charges of $47,000 and $383,000 were recorded during the three and nine months ended September 30, 2009, respectively, to reduce the carrying value of the Bank’s investment in two small business investment company limited partnerships. During the quarter ended September 30, 2009, the Company recognized a gain of $288,000 on death benefit proceeds received from a bank-owned life insurance policy. For the nine months ended September 30, 2009, the Company reported a net gain on the sale of loans of $587,000 resulting from the sale of $46.2 million of fixed-rate longer-term residential mortgage loans, compared to a net gain on the sale of loans of $108,000 resulting from the sale of $8.6 million of residential mortgage loans for the same period in 2008.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	Dollar Change	Percent Change	2009	2008	Dollar Change	Percent Change
Salaries and employee benefits	$4,194	$4,077	$117	2.9%	$12,957	$12,382	$575	4.6%
Occupancy and equipment	1,376	1,453	(77)	(5.3)	4,182	4,318	(136)	(3.1)
Computer and electronic banking services	941	788	153	19.4	2,564	2,270	294	13.0
Outside professional services	235	173	62	35.8	704	586	118	20.1
Marketing and advertising	215	205	10	4.9	624	596	28	4.7
Supplies	119	124	(5)	(4.0)	401	444	(43)	(9.7)
FDIC deposit insurance and regulatory assessment	333	167	166	99.4	1,205	390	815	209.0
Other	611	592	19	3.2	1,987	1,670	317	19.0

Total noninterest expenses	$8,024	$7,579	$445	5.9%	$24,624	$22,656	$1,968	8.7%

Noninterest expenses increased $445,000 and $2.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to increases in the FDIC assessment, salaries and benefits and computer and electronic banking services. The increase in the 2009 year-to-date FDIC assessment of $801,000 was attributable to the expiration of credits during 2008, an increase in the assessment rate for 2009 and an FDIC-imposed industry-wide five basis point special assessment totaling $393,000. Higher costs associated with employee benefits, loan origination commissions and related payroll taxes contributed to the increase in salaries and employee benefits. Loan origination commissions increased due to higher residential mortgage loan volume resulting from a decrease in market interest rates. Computer and electronic banking services expense rose as a result of increased telecommunication costs and transaction activity. Lower depreciation expense reduced occupancy and equipment expense.

Income Tax Provision. For the three and nine months ended September 30, 2009, the Company’s income tax expense increased $1.5 million and $814,000, respectively, due to higher pre-tax income. The effective tax rate for the three months ended September 30, 2009 and 2008 was 9.8% and 23.6%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 55.2% and 21.5%, respectively. The lower effective tax rate for the three months ended September 30, 2009 was due primarily to lower pre-tax income and a non-taxable gain on bank-owned life insurance proceeds.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $38.9 million. Interest-bearing deposits and federal funds sold totaled $25.5 million, which included a $1.5 million certificate of deposit pledged to support a letter of credit for MasterCard’s settlement guarantee program.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $174.2 million at September 30, 2009. In addition, at September 30, 2009, the Company had a potential borrowing capacity of $202.5 million from the Federal Home Loan Bank, which included overnight lines of credit of $10.0 million. At September 30, 2009, the Company had advances outstanding of $123.1 million and no overnight advances outstanding. The Company believes that its liquid assets combined with the available line from the Federal Home Loan Bank provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase and sale of securities and loans. For the nine months ended September 30, 2009, the Company originated $125.3 million of loans and purchased $64.1 million of securities and $27.0 million of loans. For the year ended December 31, 2008, the Company originated $141.6 million of loans and purchased $100.8 million of securities and $12.3 million of loans. The Company sold $46.2 million of residential mortgage loans during the nine months ended September 30, 2009 compared to $14.2 million for the year ended December 31, 2008.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank advances and deposits to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $33.0 million and $72.5 million for the nine months ended September 30, 2009 and for the year ended December 31, 2008, respectively. Certificates of deposit due within one year of September 30, 2009 totaled $206.6 million, or 31.5%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits.

The Company experienced a net decrease of $16.5 million in Federal Home Loan Bank advances for the nine months ended September 30, 2009 and $2.0 million for the year ended December 31, 2008. For the nine months ended September 30, 2009, the Company repurchased 11,243 shares of the Company’s common stock at a cost of $68,000. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2008 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and paying the obligations on its outstanding debentures. SI Financial Group also has repurchased shares of its common stock. SI Financial Group’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2009, SI Financial Group had cash and cash equivalents of $3.4 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2008. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2008 and September 30, 2009.

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with GAAP, are not recorded on its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2009 and December 31, 2008 are as follows:

(Dollars in Thousands)	September 30, 2009	December 31, 2008
Commitments to extend credit: (1)
Future loan commitments	$8,315	$5,386
Undisbursed construction loans	11,135	19,840
Undisbursed home equity lines of credit	19,548	18,327
Undisbursed commercial lines of credit	11,687	13,507
Overdraft protection lines	1,454	1,434
Standby letters of credit (2)	784	710

Total commitments	$52,923	$59,204

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”). In 1998, the Bank became a limited partner in an SBIC and committed to contribute capital of $1.0 million to the limited partnership. In 2007, the Bank became a limited partner in a second SBIC and committed to contribute capital of $1.0 million to the limited partnership. The Bank recognized a write-down of $383,000 on its investment in the two SBICs during the nine months ended September 30, 2009. At September 30, 2009, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $757,000.

At September 30, 2009, the Bank had outstanding commitments to purchase $6.5 million in guaranteed USDA and SBA loans.

For the nine months ended September 30, 2009, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2008 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4(T).	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no repurchases of equity securities during the quarter ended September 30, 2009. The maximum number of shares that may yet be purchased under the Company’s stock repurchase program is 463,695.

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

SI FINANCIAL GROUP, INC.

Date: November 13, 2009	/S/ RHEO A. BROUILLARD
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	/S/ BRIAN J. HULL
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)