Form 10-K
period 2009-12-31
SI Financial Group, Inc.
filed 2010-03-24
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 0-50801

SI FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

United States	84-1655232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 Main Street, Willimantic, Connecticut	06226
(Address of principal executive offices)	(Zip Code)

(860) 423-4581

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $17.8 million, which was computed by reference to the closing price of $4.25, at which the common equity was sold as of June 30, 2009. Solely for the purposes of this calculation, the shares held by SI Bancorp, MHC and the directors and officers of the registrant are deemed to be affiliates.

As of March 15, 2010, there were 11,789,202 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report to Stockholders and the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Parts II and III of this Form 10-K.

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

The major employers in the area include several institutions of higher education, the Mohegan Sun and Foxwoods casinos, General Dynamics Defense Systems and Pfizer, Inc. According to published statistics, Windham County’s population in 2009 was 117,328 and consisted of 43,216 households. The population increased 7.6% from 2000. Median household income in Windham County is $56,000, compared to $68,000 for Connecticut as a whole and $51,000 nationally. The surrounding counties of Hartford, New London, Tolland and Middlesex Counties have median household incomes of $64,000, $63,000, $75,000 and $75,000, respectively.

Competition

The Bank faces significant competition for the attraction of deposits and origination of loans. The most direct competition for deposits has historically come from the several financial institutions operating in the Bank’s market area and, to a lesser extent, from other financial service companies, such as brokerage firms, credit unions and insurance companies. The Bank also faces competition for investors’ funds from money market funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (the “FDIC”), the Bank held approximately 20.17% of the deposits in Windham County, which is the largest market share out of 10 financial institutions with offices in this county. Also, at June 30, 2009, the Bank held approximately 1.06% of the deposits in Hartford, New London and Tolland Counties, which is the 16th market share out of 34 financial institutions with offices in these counties. Bank of America Corp., Webster Bank Financial Corporation, TD Banknorth Group, Inc., People’s United Bank and Sovereign Bank, all of which are large national or regional bank holding companies, also operate in the Bank’s market area. These institutions are significantly larger and, therefore, have significantly greater resources than the Bank does and may offer products and services that the Bank does not provide.

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

Lending Activities

General. The Bank’s loan portfolio consists primarily of one- to four-family residential mortgage loans, multi-family and commercial real estate loans and commercial business loans. To a much lesser extent, the loan portfolio includes construction and consumer loans. The Bank historically and currently originates loans primarily for investment purposes. At December 31, 2009, the Bank had loans held for sale totaling $396,000. The following table summarizes the composition of the Bank’s loan portfolio in dollar amounts and as a percentage of the respective portfolio at the dates indicated.

	At December 31,
(Dollars in Thousands)	2009		2008		2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential – 1 to 4 family	$306,244	50.12%	$332,399	53.46%	$330,389	55.87%	$309,695	53.65%	$266,739	51.66%
Multi-family and commercial	159,781	26.15	158,693	25.52	132,819	22.46	118,600	20.55	100,926	19.54
Construction	11,400	1.87	27,892	4.49	37,231	6.29	44,647	7.73	47,325	9.16

Total real estate loans	477,425	78.14	518,984	83.47	500,439	84.62	472,942	81.93	414,990	80.36

Consumer loans:
Home Equity	22,573	3.69	18,762	3.02	17,774	3.01	18,489	3.20	20,562	3.98
Other	3,513	0.57	3,345	0.54	3,330	0.56	10,616	1.84	3,294	0.64

Total consumer loans	26,086	4.26	22,107	3.56	21,104	3.57	29,105	5.04	23,856	4.62

Commercial business loans:
SBA and USDA guaranteed	77,310	12.65	45,704	7.35	42,267	7.15	51,358	8.90	57,570	11.15
Other	30,239	4.95	34,945	5.62	27,583	4.66	23,813	4.13	19,982	3.87

Total commercial business loans	107,549	17.60	80,649	12.97	69,850	11.81	75,171	13.03	77,552	15.02

Total loans	611,060	100.00%	621,740	100.00%	591,393	100.00%	577,218	100.00%	516,398	100.00%

Deferred loan origination costs, net of deferred fees	1,523		1,570		1,390		1,258		1,048
Allowance for loan losses	(4,891)		(6,047)		(5,245)		(4,365)		(3,671)

Loans receivable, net	$607,692		$617,263		$587,538		$574,111		$513,775

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

The Bank offers fixed-rate loans with terms of 10, 15, 20, 30 or 40 years. The Bank’s adjustable-rate mortgage loans are based primarily on 30-year amortization schedules. Interest rates and payments on adjustable-rate mortgage loans adjust annually after a one, three, five, seven or ten-year initial fixed period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically equal to 2.75% (2.875% for jumbo loans) above the one-year constant maturity Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

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

Generally, the Bank does not originate conventional loans with loan-to-value ratios exceeding 95% and generally originates loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. The Bank requires all properties securing mortgage loans to be appraised by a board approved independent licensed appraiser and requires title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on property located in a flood zone before closing the loan.

In an effort to provide financing for moderate income and first-time buyers, the Bank offers loans insured by the Federal Housing Administration and the Veterans Administration and participates in the Connecticut Housing Finance Authority Program. The Bank offers fixed-rate residential mortgage loans through these programs to qualified individuals and originates the loans using modified underwriting guidelines.

Multi-Family and Commercial Real Estate Loans. The Bank makes multi-family and commercial real estate loans throughout its market area for the purpose of acquiring, developing, improving or refinancing multi-family and commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source. The Bank offers fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. The Bank’s multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings, retail facilities, single-family subdivisions as well as owner-occupied properties located in its market area and used for businesses. The Bank intends to continue to emphasize this segment of its loan portfolio, as market conditions permit, as such loans produce yields that are generally higher than one- to four-family residential loans and are more sensitive to changes in market interest rates.

The Bank originates adjustable-rate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on these loans typically adjust every five years after a five-year initial fixed-rate period. Interest rates and payments on adjustable-rate loans are adjusted to a rate typically 2.5-3.0% above the classic advance rates offered by the Federal Home Loan Bank of Boston (the “FHLB”). There are no adjustment period or lifetime interest rate caps. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. At December 31, 2009, the largest outstanding multi-family or commercial real estate loan was $7.1 million. This loan is secured by a nursing home and rehabilitation facility and was performing according to its terms at December 31, 2009.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income-producing properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, consideration is given to the net operating income of the property, the borrower’s expertise, credit history and the profitability and value of the underlying property. In addition, with respect to commercial real estate rental properties, the Bank will also consider the term of the lease and the quality of the tenants. The Bank generally requires that the properties securing these real estate loans have debt service coverage ratios of at least 1.20. The debt service coverage ratio is equal to cash flows before interest, depreciation and required principal payments. Appropriate environmental assessments are generally required for commercial real estate loans over $100,000, based upon the environmental risk factors for the subject collateral property.

Construction and Land Loans. The Bank originates loans to individuals, and to a lesser extent, builders, to finance the construction of residential dwellings. The Bank also originates construction loans for commercial development projects, including condominiums, apartment buildings, single-family subdivisions as well as owner-occupied properties used for businesses. Residential construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Commercial construction loans generally provide for the payment of interest only during the construction phase which may range from three to twenty-four months. Loans generally can be made with a maximum loan-to-value ratio of 80% on residential construction, 75% on construction for nonresidential properties and 80% of the lesser of the appraised value or cost of the project on multi-family construction. At December 31, 2009, the largest outstanding construction loan commitment for the construction of a church was $2.8 million, of which $751,000 was outstanding. This loan was performing according to its terms at December 31, 2009. Primarily all commitments to fund construction loans require an appraisal of the property by a board approved independent licensed appraiser. Also, inspections of the property are required before the disbursement of funds during the term of the construction loan.

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

The Bank also originates land loans to individuals, local contractors and developers only for making improvements on approved building lots, subdivisions and condominium projects within two years of the date of the loan. Such loans to individuals generally are written with a maximum loan-to-value ratio based upon the appraised value or purchase price of the land. Maximum loan-to-value ratio on raw land is 50%, while the maximum loan-to-value ratio for land development loans involving approved projects is 65%. The Bank offers fixed-rate land loans and variable-rate land loans that adjust annually. Interest rates and payments on adjustable-rate land loans are adjusted to a rate typically equal to the then current The Wall Street Journal prime rate plus a 1.0–2.0% margin. The maximum amount by which the interest rate may be increased or decreased is generally 2% annually and the lifetime interest rate cap is generally 6% over the initial rate of the loan. Land loans totaled $574,000 at December 31, 2009.

Commercial Business Loans. The Bank originates commercial business loans to a variety of professionals, sole proprietorships and small businesses primarily in its market area. The Bank offers a variety of commercial lending products, the maximum amount of which is limited by the Bank’s in-house loans to one borrower limit. At December 31, 2009, the largest commercial loan was a $1.3 million loan, which is secured by a business asset consisting of a waste processing system. This loan was performing according to its terms at December 31, 2009.

The Bank offers loans secured by business assets other than real estate, such as business equipment and inventory. These loans are originated with maximum loan-to-value ratios of 75% of the value of the personal property. The Bank originates lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. These loans convert to a term loan at the expiration of a draw period, which is not to exceed twelve months, and will be paid over a pre-defined amortization period. Additional products such as time notes, letters of credit and equipment lease financing are offered. Additionally, the Bank purchases the portion of commercial business loans that are fully guaranteed by the Small Business Administration (“SBA”) and the United States Department of Agriculture (“USDA”). At December 31, 2009, SBA and USDA loans totaled $77.3 million.

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

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and their ability to meet existing obligations and payments on the proposed loans. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. The Bank will offer home equity loans with a maximum combined loan-to-value ratio of 80%. A home equity line of credit may be drawn down by the borrower for an initial period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. If the draw period is not extended for an additional 4 years and 10 months, the borrower has to pay back the amount outstanding under the line of credit over a term not to exceed ten years, beginning at the end of the five-year period.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant significant collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Loan Originations, Purchases, Sales and Servicing. Loan originations come from a number of sources. The primary source of loan originations are the Bank’s in-house loan originators, and to a lesser extent, local mortgage brokers, advertising and referrals from customers.

From time to time, the Bank will purchase whole participations in loans fully guaranteed by the SBA and the USDA. The loans are primarily for commercial and agricultural properties located throughout the United States. The Bank purchased $40.9 million and $12.3 million in loans during 2009 and 2008, respectively.

The Bank generally originates loans for portfolio but from time to time will sell loans in the secondary market, primarily fixed-rate one- to four-family residential mortgage loans with servicing retained. During 2009, the Bank sold a larger portion of its fixed-rate one- to four-family residential mortgage loans due to the low interest rate environment as compared to prior years. The decision to sell loans in the secondary market is based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management. Generally, loans are sold without recourse. The Bank utilizes the proceeds from these sales primarily to meet liquidity needs. In 2008, the Bank began selling loans to the FHLB under the Mortgage Partnership Finance Program (“MPF”). Proceeds from the sale of loans totaled $56.9 million and $14.4 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, the Bank retained the servicing rights on $121.1 million of loans for others, consisting primarily of fixed-rate mortgage loans sold with or without recourse to third parties. Loan repurchase commitments are agreements to repurchase loans previously sold upon the occurrence of conditions established in the contract, including default by the underlying borrower. At December 31, 2009, the balance of loans sold with recourse totaled $32,000. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, processing insurance and tax payments on behalf of borrowers, assisting in foreclosures and property dispositions when necessary and general administration of loans.

The following table sets forth the Bank’s loan originations, loan purchases, loan sales, principal repayments, charge-offs and other reductions on loans for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2009	2008

Loans at beginning of year	$621,740	$591,393

Originations:
Real estate loans	129,948	118,113
Commercial business loans	4,386	15,778
Consumer loans	11,990	7,697

Total loan originations	146,324	141,588

Purchases	40,876	12,281

Deductions:
Principal loan repayments, prepayments and other, net	131,940	108,693
Loan sales	56,336	14,232
Loan charge-offs	4,075	597
Transfers to other real estate owned	5,529	—

Total deductions	197,880	123,522

Net (decrease) increase in loans	(10,680)	30,347

Loans at end of year	$611,060	$621,740

Loan Maturity. The following table shows the contractual maturity of the Bank’s loan portfolio at December 31, 2009. The table does not reflect any estimate of prepayments, which significantly shortens the average life of all loans, and may cause actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayment and no stated maturity are reported as due in one year or less.

	Amounts Due In
(Dollars in Thousands)	One Year or Less	More Than One Year to Five Years	More Than Five Years	Total Amount Due

Real estate loans:
Residential – 1 to 4 family	$86	$8,611	$297,547	$306,244
Multi-family and commercial	204	4,234	155,343	159,781
Construction	5,933	80	5,387	11,400

Total real estate loans	6,223	12,925	458,277	477,425

Commercial business loans	9,893	9,110	88,546	107,549

Consumer loans	149	1,655	24,282	26,086

Total loans	$16,265	$23,690	$571,105	$611,060

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

The following table sets forth, at December 31, 2009, the dollar amount of gross loans receivable contractually due after December 31, 2010, and whether such loans have either fixed interest rates or floating or adjustable interest rates.

	Due After December 31, 2010
(Dollars in Thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate loans:
Residential – 1 to 4 family	$207,468	$98,690	$306,158
Multi-family and commercial	12,622	146,955	159,577
Construction	4,362	1,105	5,467

Total real estate loans	224,452	246,750	471,202

Commercial business loans	38,264	59,392	97,656

Consumer loans	7,503	18,434	25,937

Total loans	$270,219	$324,576	$594,795

Loan Approval Procedures and Authority. The Bank’s lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by the Board of Directors and management. All residential mortgages and home equity lines of credit in excess of $6.0 million or all commercial loans and other consumer loans in excess of $2.0 million require the approval of the Board of Directors. The Loan Committee of the Board of Directors has the authority to approve: (1) residential mortgage loans and consumer home equity lines of credit up to $6.0 million and (2) commercial and other consumer loans up to $2.0 million. The President and the Senior Credit Officer have approval for: (1) residential mortgage loans that conform to Fannie Mae and Freddie Mac standards up to $2.0 million or $417,000 for those that are non-conforming and (2) consumer and commercial loans up to $250,000 individually or $2.0 million jointly for home equity lines of credit or $1.0 million jointly for commercial and other consumer loans.

Loans to One Borrower. The maximum amount that the Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of the Bank’s stated capital and reserves. At December 31, 2009, the Bank’s regulatory limit on loans to one borrower was $11.1 million. At that date, the Bank’s largest lending relationship was $8.3 million, representing a commercial business loan, two loans for the construction of a nursing home and rehabilitation facility and a loan to purchase an adjacent property. These loans were performing according to the original repayment terms at December 31, 2009.

Loan Commitments. The Bank issues commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to customers and generally expire in 90 days or less from the date of the application.

Delinquencies. When a borrower fails to make a required loan payment, the Bank takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Bank makes initial contact with the borrower when the loan becomes 15 days past due. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. When the loan becomes 90 days past due, a letter is sent notifying the borrower that foreclosure proceedings will commence if the loan is not brought current within 30 days. Generally, when the loan becomes 120 days past due, the Bank will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer or commercial loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan is typically sold at foreclosure. The Bank may consider loan repayment arrangements with certain borrowers under certain circumstances.

On a monthly basis, management informs the Board of Directors of the amount of loans delinquent 30 days or more, all loans in foreclosure and other real estate owned.

The following table sets forth the delinquencies in the Bank’s loan portfolio as of the dates indicated.

	December 31, 2009				December 31, 2008
(Dollars in Thousands)	60 – 89 Days		90 Days or More		60 – 89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Real estate loans:
Residential – 1 to 4 family	2	$484	14	$2,393	5	$750	9	$1,774
Multi-family and commercial	—	—	1	375	3	1,421	2	716
Construction	—	—	—	—	1	179	4	5,484

Total real estate loans	2	484	15	2,768	9	2,350	15	7,974

Consumer loans:
Home equity	—	—	—	—	—	—	—	—
Other	—	—	—	—	2	7	—	—

Total consumer loans	—	—	—	—	2	7	—	—

Commercial business loans:
SBA and USDA guaranteed	—	—	—	—	1	515	2	1,240
Other	1	8	1	27	1	328	3	217

Total commercial business loans	1	8	1	27	2	843	5	1,457

Total delinquent loans	3	$492	16	$2,795	13	$3,200	20	$9,431

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

The following table sets forth the principal balance of the Bank’s classified loans as of December 31, 2009.

(Dollars in Thousands)	Loss	Doubtful	Substandard	Special Mention

Real estate loans:
Residential – 1 to 4 family	$—	$33	$2,728	$1,173
Multi-family and commercial	—	—	9,265	22,450
Construction	—	—	424	5,437

Total real estate loans	—	33	12,417	29,060

Consumer loans:
Home equity	—	—	—	—
Other	—	—	—	—

Total consumer loans	—	—	—	—

Commercial business loans:
USDA and SBA guaranteed	—	—	—	—
Other	—	—	3,589	4,814

Total commercial business loans	—	—	3,589	4,814

Total classified loans	$—	$33	$16,006	$33,874

Of the $16.0 million of substandard loans at December 31, 2009, $3.0 million were nonperforming loans. The largest substandard loan, a commercial construction loan totaling $2.4 million, was not 90 days or more past due at December 31, 2009. Of the $33.9 million of special mention loans, only one loan totaling $270,000 was 60 days or more past due at December 31, 2009.

At December 31, 2009, total classified loans related to forty-eight commercial mortgage loans totaling $31.7 million, twenty-eight commercial business loans totaling $8.4 million, six commercial construction loans totaling $5.9 million and twenty-four residential mortgage loans totaling $3.9 million. Declining economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. The continued weakening of both the local and national real estate markets has contributed to the inability of commercial developers to sell completed units, which resulted in declining collateral values and an increased risk of default.

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

The Bank considers repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs or fair value at the date of the foreclosure. Holding costs and declines in fair value after acquisition of the property are charged against income as incurred. At December 31, 2009, other real estate owned totaled $3.7 million.

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

	December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005

Nonaccrual loans:
Real estate loans	$2,972	$9,110	$6,879	$392	$224
Commercial business loans	35	217	733	71	—
Consumer loans (1)	—	1	20	929	16

Total nonaccrual loans	3,007	9,328	7,632	1,392	240

Other real estate owned, net (2)	3,680	—	913	—	325

Total nonperforming assets	6,687	9,328	8,545	1,392	565

Troubled debt restructurings	67	69	71	72	74

Total nonperforming assets and troubled debt restructurings	$6,754	$9,397	$8,616	$1,464	$639

Ratios:
Total nonperforming loans to total loans	0.49%	1.50%	1.29%	0.24%	0.05%
Total nonperforming loans to total assets	0.34	1.09	0.97	0.18	0.03
Total nonperforming assets and troubled debt restructurings to total assets	0.77	1.10	1.09	0.19	0.09

(1)	Includes indirect automobile loans totaling $925,000 at December 31, 2006.
(2)	Other real estate owned balances are shown net of related loss allowance.

In addition to the nonperforming assets disclosed above, management is monitoring four commercial loans totaling $1.2 million at December 31, 2009 in which the borrowers had weakening credit conditions that caused management to have doubts about the ability of the borrowers to comply with the present loan repayment terms and that may result in the future inclusion of such loans in the table above.

The decrease in nonaccrual loans at December 31, 2009 resulted, in part, to the transfer of $5.5 million in loans to other real estate owned during 2009. Management is proactive in its approach to identifying and resolving problem loans and is focused on working with the borrowers and guarantors of these loans to provide loan modification when warranted. The level of nonperforming assets is expected to fluctuate in response to changing economic and market conditions, the relative size and composition of the loan portfolio, as well as management’s degree of success in resolving problem assets.

Interest income that would have been recorded for the year ended December 31, 2009 had nonaccruing loans and troubled debt restructurings been current in accordance with their original terms and had been outstanding throughout the period amounted to $554,000. The amount of interest related to nonaccrual loans and troubled debt restructurings included in interest income was $65,000 for the year ended December 31, 2009.

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

The allowance for loan losses consists of the following key elements:

•

Specific allowance for identified impaired loans. For such loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value if the loan is collateral dependent or observable market price) of the impaired loan are lower than the carrying value of that loan.

•

General valuation allowance, which represents a valuation allowance on the remainder of the loan portfolio, after excluding impaired loans. For this portion of the allowance, loans are segregated by category and are assigned allowance percentage based on historical loan loss experience adjusted for qualitative factors. Qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting the Bank’s primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and the Bank’s regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current economic environment.

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

The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005

Allowance at beginning of year	$6,047	$5,245	$4,365	$3,671	$3,200

Provision for loan losses	2,830	1,369	1,062	881	410

Charge-offs:
Real estate loans	(3,333)	(163)	(246)	—	(17)
Commercial business loans	(645)	(359)	—	—	(1)
Consumer loans	(97)	(75)	(188)	(199)	(11)

Total charge-offs	(4,075)	(597)	(434)	(199)	(29)

Recoveries:
Real estate loans	43	4	135	4	70
Commercial business loans	37	21	—	2	3
Consumer loans	9	5	117	6	17

Total recoveries	89	30	252	12	90

Net (charge-offs) recoveries	(3,986)	(567)	(182)	(187)	61

Allowance at end of year	$4,891	$6,047	$5,245	$4,365	$3,671

Ratios:
Allowance to total loans outstanding at end of year	0.80%	0.97%	0.89%	0.76%	0.71%
Allowance to nonperforming loans	162.65	64.83	68.72	313.58	1529.58
Net (charge-offs) recoveries to average loans outstanding during the year	(0.64)	(0.09)	(0.03)	(0.03)	0.01

The higher provision for 2009 related to an increase in loan charge-offs due to the impact of adverse economic and real estate market conditions. While the Company has no direct exposure to sub-prime mortgages in its loan portfolio, current economic conditions have negatively impacted the residential and commercial construction markets and contributed to the decrease in credit quality for commercial loans. As a result, the Company has increased its provision for loan losses on this portion of the loan portfolio to reflect the increased risk of loss associated with this type of lending. Specific reserves relating to impaired loans decreased to $267,000 at December 31, 2009 compared to $1.2 million at December 31, 2008. At December 31, 2009, nonperforming loans totaled $3.0 million, compared to $9.3 million at December 31, 2008. The increase in loan charge-offs for the year ended December 31, 2009 primarily resulted from the charge-off of two commercial construction loan relationships aggregating $2.9 million.

The allowance as a percentage of total loans declined to 0.80% at December 31, 2009 compared to 0.97% at December 31, 2008 primarily as a result of a decrease of $968,000 in specific reserves and an increase of $31.6 million in SBA and USDA loans that are fully guaranteed by the U.S. Government and therefore, require no allowance for loan losses.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31,
	2009			2008			2007
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans	$3,692	75.48%	78.14%	$4,797	79.33%	83.47%	$4,155	79.22%	84.62%
Commercial business	906	18.53	17.60	1,097	18.13	12.97	922	17.57	11.81
Consumer loans	293	5.99	4.26	153	2.54	3.56	168	3.21	3.57

Total allowance for loan losses	$4,891	100.00%	100.00%	$6,047	100.00%	100.00%	$5,245	100.00%	100.00%

	December 31,
	2006			2005
(Dollars in Thousands)	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category to Total Loans

Real estate loans	$3,244	74.32%	81.93%	$2,639	71.89%	80.36%
Commercial business	783	17.94	13.03	892	24.29	15.02
Consumer loans	338	7.74	5.04	140	3.82	4.62

Total allowance for loan losses	$4,365	100.00%	100.00%	$3,671	100.00%	100.00%

Investment Activities

The Company has legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, state and municipal governments, mortgage-backed securities and certificates of deposit of federally-insured institutions. Within certain regulatory limits, the Company also may invest a portion of its assets in corporate securities and mutual funds. The Company is also required to maintain an investment in FHLB stock. While the Company has the authority under applicable law and its investment policies to invest in derivative securities, the Company had no such investments at December 31, 2009.

The Company’s primary source of income continues to be derived from its loan portfolio. The investment portfolio is mainly used to meet the cash flow needs of the Company, provide adequate liquidity for the protection of customer deposits and yield a favorable return on investments. The type of securities and the maturity periods are dependent on the composition of the loan portfolio, interest rate risk, liquidity position and tax strategies of the Company. The Company’s investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak, to generate a favorable return and to assist in the financing needs of various local public entities, subject to credit quality review and liquidity concerns. The Company’s Board of Directors has the overall responsibility for the investment portfolio, including approval of the Company’s Investment Policy and appointment of the Investment Committee. The Investment Committee is responsible for the approval of investment strategies and monitoring investment performance. The execution of specific investment initiatives and the day-to-day oversight of the Company’s investment portfolio is the responsibility of the

Chief Executive Officer and the Chief Financial Officer. These officers, and others designated by the Board, are authorized to execute investment transactions up to specified limits based on the type of security without prior approval of the Investment Committee. Transactions exceeding these limitations require the approval of two of these officers, one of whom must be either the Chief Executive Officer or the Chief Financial Officer. Individual investment transactions are reviewed and approved by the Board of Directors on a monthly basis, while portfolio composition and performance are reviewed at least quarterly by the Investment Committee.

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

At December 31, 2009, the Company’s investment portfolio, which consisted solely of available for sale securities, totaled $183.6 million and represented 21.0% of assets. The Company’s securities consisted primarily of “agency” mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less, U.S. Government and agency obligations, “private-label” mortgage-backed securities with maturities of 30 years or less and government-sponsored enterprises securities with maturities of 20 years or less and corporate debt securities.

The following table sets forth the amortized costs and fair values of the Company’s securities portfolio at the dates indicated.

	December 31,
(Dollars in Thousands)	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$35,945	$36,229	$2,453	$2,415	$1,156	$1,132
Government-sponsored enterprises	13,980	14,035	25,985	26,587	32,551	32,762
Mortgage-backed securities: (1)
Agency - residential	89,751	93,099	81,383	83,651	74,026	74,758
Non-agency - residential	18,690	16,219	36,347	30,463	18,158	18,106
Non-agency - HELOC	4,328	2,196	3,089	2,816	—	—
Corporate debt securities	6,979	7,321	5,901	5,958	500	500
Collateralized debt obligations	8,153	5,038	6,625	5,392	9,575	9,538
Obligations of state and political subdivisions	5,003	5,131	4,000	4,037	2,000	2,018
Tax-exempt securities	3,210	3,219	280	280	350	350
Foreign government securities	100	100	100	100	100	100

Total debt securities	186,139	182,587	166,163	161,699	138,416	139,264

Equity securities - financial services	1,043	975	1,060	1,000	2,734	2,650

Total available for sale securities	$187,182	$183,562	$167,223	$162,699	$141,150	$141,914

(1)	Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The Company had no individual investments that had an aggregate book value in excess of 10% of its stockholders’ equity at December 31, 2009.

The following table sets forth the amortized cost, weighted-average yields and contractual maturities of securities at December 31, 2009. Weighted-average yields on tax-exempt securities are not presented on a tax equivalent basis because the impact would be insignificant. Certain mortgage-backed securities and collateralized debt obligations have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2009, the amortized cost of mortgage-backed securities with adjustable rates totaled $31.2 million.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Government and agency obligations	$5	3.71%	$2,163	2.38%	$15,671	3.03%	$18,106	3.37%	$35,945	3.16%
Government-sponsored enterprises	—	—	10,000	2.41	1,989	3.06	1,991	4.54	13,980	2.81
Mortgage-backed securities
Agency - residential	—	—	1,954	4.04	25,107	4.32	62,690	4.90	89,751	4.72
Non-agency - residential	—	—	—	—	—	—	18,690	5.23	18,690	5.23
Non-agency - HELOC	—	—	—	—	—	—	4,328	0.95	4,328	0.95
Corporate debt securities	—	—	5,471	4.38	508	3.18	1,000	5.34	6,979	4.43
Collateralized debt obligations	—	—	—	—	—	—	8,153	1.34	8,153	1.34
Obligations of state and political subdivisions	—	—	4,003	5.01	500	4.79	500	5.00	5,003	4.99
Tax-exempt securities	3,070	1.97	140	3.87	—	—	—	—	3,210	2.05
Foreign government securities	50	3.65	50	3.61	—	—	—	—	100	3.63

Total debt securities	3,125		23,781		43,775		115,458		186,139
Equity securities - financial services	—		—	—	—	—	1,043	2.15	1,043	2.15

Total available for sale securities	$3,125	2.00%	$23,781	3.45%	$43,775	3.79%	$116,501	4.29%	$187,182	4.03%

During 2009, the Company adopted new guidance regarding recognition and presentation of other-than-temporary impairments (“OTTI”) which makes the guidance more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities.

Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income (loss), net of applicable taxes. The adoption of this new guidance resulted in a cumulative effect adjustment of $2.7 million (net of taxes) to retained earnings with a corresponding adjustment to accumulated other comprehensive loss on January 1, 2009. During 2009, the Company recognized additional OTTI for credit losses on debt securities of $228,000. See Notes 3 and 15 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more details.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of the Company’s funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, competition and money market conditions.

Deposit Accounts. Substantially all of the Bank’s depositors are residents of the State of Connecticut. Deposits are attracted from within the Bank’s market area through the offering of a broad selection of deposit instruments, including NOW, money market accounts, regular savings accounts and certificates of deposit. The Bank also utilizes brokered deposits, which were $1.5 million at December 31, 2009. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rates offered, among other factors. In determining the terms of the Bank’s deposit accounts, the Bank considers the rates offered by its competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. The Bank generally reviews its deposit mix and pricing weekly. The Bank’s current strategy is to offer competitive rates, and even higher rates on longer-term deposits, but not be the market leader in every account type and maturity.

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

The following table sets forth the distribution of the Bank’s deposit accounts for the dates indicated.

	December 31,
	2009		2008		2007
(Dollars in Thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total

Noninterest-bearing demand deposits	$65,407	9.87%	$57,647	9.23%	$56,762	10.29%
NOW and money market accounts	220,759	33.33	187,699	30.07	151,237	27.41
Savings accounts (1)	64,903	9.80	64,119	10.27	69,876	12.66
Certificates of deposit (2)	311,309	47.00	314,811	50.43	273,897	49.64

Total deposits	$662,378	100.00%	$624,276	100.00%	$551,772	100.00%

(1)	Includes mortgagors’ and investors’ escrow accounts in the amount of $3.6 million, $3.6 million and $3.4 million at December 31, 2009, 2008 and 2007, respectively.

(2)	Includes brokered deposits of $1.5 million, $4.5 million and $2.1 million at December 31, 2009, 2008 and 2007, respectively.

The Bank had $101.8 million of certificates of deposit of $100,000 or more outstanding as of December 31, 2009, maturing as follows:

(Dollars in Thousands)	Amount	Weighted Average Rate

Maturity Period:
Three months or less	$14,305	2.75%
Over three through six months	18,577	3.20
Over six through twelve months	34,146	2.64
Over twelve months	34,736	2.99

Total	$101,764	2.88%

The following table presents the amount of certificates of deposit accounts outstanding by the various rate categories, years to maturity and percent of total certificate accounts at December 31, 2009.

	Amount Due
(Dollars in Thousands)	Less Than One Year	One to Two Years	Two to Three Years	Three to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts

0.08 – 1.00%	$22,807	$7,045	$—	$—	$—	$29,852	9.59%
1.01 – 2.00%	29,134	22,450	101	27	10	51,722	16.61
2.01 – 3.00%	58,968	8,346	16,991	458	2,639	87,402	28.08
3.01 – 4.00%	55,937	19,842	379	1,308	9,166	86,632	27.83
4.01 – 5.00%	29,841	11,077	3,403	5,589	472	50,382	16.18
5.01 – 5.38%	3,588	1,219	250	262	—	5,319	1.71

Total	$200,275	$69,979	$21,124	$7,644	$12,287	$311,309	100.00%

FHLB Borrowings. The Bank utilizes advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. The FHLB determines specific lines of credit for each member institution.

Advances from the FHLB decreased $23.5 million, or 16.8%, for the year ended December 31, 2009 to $116.1 million as the Bank repaid borrowings with excess cash from the increase of deposits In addition to repayments and maturities of borrowings, the Bank restructured FHLB borrowings and extended the maturities of certain advances during 2009 as a result of the low interest rate environment. These borrowings were used to fund asset growth and increase liquidity.

Junior Subordinated Debt Owed to Unconsolidated Trusts. In 2006, SI Capital Trust II (the “Trust”), a business trust, issued $8.0 million of trust preferred securities in a private placement and issued approximately 248 shares of common stock at $1,000 par value to the Company. The Trust has no independent assets or operations and was formed to issue trust preferred securities and invest the proceeds in an equivalent amount of junior subordinated debentures issued by the Company. The trust preferred securities mature in 30 years and bear interest at three-month LIBOR plus 1.70%. The interest rate on these securities at December 31, 2009 was 1.95%. The Company may redeem the trust preferred securities, in whole or in part, on or after September 15, 2011, or earlier under certain conditions.

The debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money, its obligations under letters of credit and certain derivative contracts and any guarantees by the Company of any such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but rank before the trust common securities if and so long as the Company fails to make principal or interest payments on the debentures. Concurrently with the issuance of the debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders. The Company’s obligations under the guarantee and the Company’s obligations under the debentures, the related indentures and the trust agreement relating to the trust securities, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities. If the Company defers interest payments on the junior subordinated debt, or otherwise is in default of the obligations, the Company would be prohibited from making dividend payments to its shareholders.

The debentures are also subject to redemption before September 15, 2011, at a specified price after the occurrence of certain events that would either have a negative tax effect on the Trust or the Company or would result in the Trust being treated as an investment company that is required to be registered under the Investment Company Act of 1940. Upon repayment of the debentures at their stated maturity or following their redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

Other Borrowings. The Company occasionally utilizes collateralized borrowings, which represent loans sold that do not meet the criteria for derecognition, due primarily to recourse and other provisions that could not be measured at the date of transfer. Such borrowings are derecognized when all recourse and other provisions that could not be measured at the time of transfer either expire or become measurable. The Company had no collateralized borrowings at December 31, 2009.

The following table sets forth information regarding the Company’s borrowings at the dates or for the years indicated.

	At or For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007

Maximum amount of advances outstanding at any month-end during the year:
FHLB advances	$143,600	$147,664	$141,619
Subordinated debt	8,248	8,248	15,465

Average balance outstanding during the year:
FHLB advances	$131,460	$143,697	$114,960
Subordinated debt	8,248	8,248	10,463

Weighted-average interest rate during the year:
FHLB advances	4.15%	4.40%	4.59%
Subordinated debt	2.63	4.81	7.42

Balance outstanding at end of year:
FHLB advances	$116,100	$139,600	$141,619
Subordinated debt	8,248	8,248	8,248

Weighted-average interest rate at end of year:
FHLB advances	3.61%	4.24%	4.53%
Subordinated debt	1.95	3.70	6.69

Trust Services

The Bank’s trust department provides fiduciary services, investment management and retirement services, to individuals, partnerships, corporations and institutions. Additionally, the Bank acts as guardian, conservator, executor or trustee under various trusts, wills and other agreements. The Bank has implemented comprehensive policies governing the practices and procedures of the trust department, including policies relating to investment of trust property, maintaining confidentiality of trust records, avoiding conflicts of interest and maintaining impartiality. Consistent with its operating strategy, the Bank will continue to emphasize the growth of its trust business in order to accumulate assets and increase fee-based income. At December 31, 2009, trust assets under administration were $152.4 million, consisting of 348 accounts, the largest of which totaled $11.5 million, or 7.5%, of the trust department’s total assets. As of December 31, 2009, SI Trust Servicing provided trust outsourcing services to 15 clients, consisting of 7,250 accounts totaling $7.0 billion in assets. For the years ended December 31, 2009 and 2008, total trust services revenue was $3.7 million and $3.6 million, respectively.

Subsidiary Activities

The Company’s subsidiaries include Savings Institute Bank and Trust Company and SI Capital Trust II.

The following are descriptions of the Bank’s wholly-owned subsidiaries.

803 Financial Corp. 803 Financial Corp. was established in 1995 as a Connecticut corporation to maintain an ownership interest in a third-party registered broker-dealer, Infinex Investments, Inc. Infinex operates offices at the Bank and offers customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. The Bank receives a portion of the commissions generated by Infinex from sales to customers. Due to a regulatory restriction on federally-chartered thrifts, on December 31, 2004, 803 Financial Corp. sold its interest in Infinex to the Company. As a result, 803 Financial Corp. has no other holdings or business activities.

SI Realty Company, Inc. SI Realty Company, Inc., established in 1999 as a Connecticut corporation, holds real estate owned by the Bank, including foreclosure properties. At December 31, 2009, SI Realty Company, Inc. had $5.4 million in assets.

SI Mortgage Company. In January 1999, the Bank formed SI Mortgage Company to manage and hold loans secured by real property. SI Mortgage Company qualifies as a “passive investment company,” which exempts it from Connecticut income tax under current law. Income tax savings to the Bank from the use of a passive investment company was $2,000 and $219,000 for the years ended December 31, 2009 and 2008, respectively.

Personnel

At December 31, 2009, the Company had 240 full-time employees and 34 part-time employees. None of the Company’s employees are represented by a collective bargaining unit. The Company believes its relationship with its employees is good.

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

Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for loan and lease losses, which is limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available for sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2009, the Bank exceeded each of these capital requirements.

Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of the amount necessary for the institution to meet all regulatory capital requirements or 5% of the institution’s total assets. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. “Portfolio assets” represent, in general, total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct business.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2009, the Bank maintained 74.41% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in, certain other transactions with (collectively, “covered transactions”) “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company, SI Bancorp, MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, financial condition and complexity of portfolio. The OTS assessments paid by the Bank for 2009 were $223,000.

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

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively made the range seven to seventy-seven and one-half basis points. The FDIC also imposed an industry-wide emergency special assessment of five basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15 percent within eight years, as mandated by statute. At the same time, the FDIC adopted higher annual risk-based assessment rates effective January 1, 2011. Under this plan, the FDIC required insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid estimated assessment for these periods was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. Additionally, on September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner increased to $250,000 for all types of accounts until December 31, 2013. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank, the Company and SI Bancorp, MHC opted to participate in the unsecured debt guarantee program.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank has exhausted all credits. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in the FHLB at December 31, 2009 of $8.4 million.

The regional banks within the Federal Home Loan Bank System have experienced higher levels of OTTI in their private label mortgage-backed securities and home equity loans, which has raised concerns about whether their capital levels could be reduced below regulatory requirements. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. The Company experienced a decline in the dividend yield on its holdings in FHLB stock since the FHLB suspended dividend payments in 2009. The Company anticipates it will not receive dividends on its holdings in FHLB stock for the foreseeable future. There can be no assurance that the impact of recent market conditions on the financial condition of the Federal Home Loan Banks or future legislation on the Federal Home Loan Banks will not cause a decrease in the value of FHLB stock held by the Bank.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal “NOW” and regular checking accounts). In 2009, the regulations generally provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio, assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, will require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. The Bank complies with the foregoing requirements.

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

Conversion to Stock Form. OTS regulations permit the Company to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as the successor to the MHC and the Company, the MHC’s and the Company’s corporate existence would end and certain depositors in the Bank would receive a right to subscribe for shares of a new holding company. In a conversion transaction, each share of common stock of the Company held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than the Company own the same percentage of common stock in the new holding company as they owned in the Company immediately before conversion.

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

Regulatory Restructuring Legislation. The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the OTS with the Office of the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the OTS, FDIC, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of the Association or maintain the charter. Savings and loan holding companies would become regulated as bank holding companies under certain proposals. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Association, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

Federal Income Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and its subsidiaries. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005. The Company’s maximum federal income tax rate was 34.0% for 2009.

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

State Income Taxation

The Company and its subsidiaries are subject to the Connecticut corporation business tax. The Company and its subsidiaries are eligible to file a combined Connecticut income tax return and pay the regular corporation business tax. The Connecticut corporation business tax is based on the federal taxable income before net operating loss and special deductions of the Company and its subsidiaries and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (7.5% for fiscal year 2009) to arrive at Connecticut income tax.

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

Executive Officers of the Registrant

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company currently are as follows:

Name	Age (1)	Position
Rheo A. Brouillard	55	President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC
Brian J. Hull	49	Executive Vice President, Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company, SI Financial Group and SI Bancorp, MHC
David T. Weston	47	Senior Vice President and Senior Trust Officer of Savings Institute Bank and Trust Company
William E. Anderson, Jr.	40	Senior Vice President and Retail Banking Officer of Savings Institute Bank and Trust Company
Laurie L. Gervais	45	Senior Vice President and Director of Human Resources of Savings Institute Bank and Trust Company
Michael J. Moran	61	Senior Vice President and Senior Credit Officer of Savings Institute Bank and Trust Company

(1)	Ages presented are as of December 31, 2009.

Biographical Information:

Rheo A. Brouillard has been the President and Chief Executive Officer of Savings Institute Bank and Trust Company, SI Bancorp, MHC and SI Financial Group since 1995, 2000 and 2004, respectively. Mr. Brouillard has been a director of the Company since 1995.

Brian J. Hull has been Executive Vice President since 2002 and Chief Financial Officer and Treasurer since he joined Savings Institute Bank and Trust Company in 1997. Mr. Hull has served as Chief Financial Officer and Treasurer of Savings Institute Bank and Trust Company, SI Bancorp, MHC and SI Financial Group since 2000 and 2004, respectively.

David T. Weston has been Senior Vice President and Senior Trust Officer since 2008. Mr. Weston oversees wealth management services, which includes trust, investment and insurance operations. Mr. Weston served as a Vice President within Savings Institute Bank and Trust Company’s Trust Department since 2004.

William E. Anderson, Jr. was named Senior Vice President in 2009 after having served as Vice President since 2002. Mr. Anderson joined Savings Institute Bank and Trust Company in 1995.

Laurie L. Gervais was named Senior Vice President in 2009 after having served as Vice President since 2003. Ms. Gervais joined Savings Institute Bank and Trust Company in 1983.

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

Additionally, the Company reviews its securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of the Company’s securities has declined below its carrying value, the Company is required to assess whether the decline is other-than-temporary. The Company is required to write-down the value of that security through a charge to earnings if it concludes that the decline is other-than-temporary. As of December 31, 2009, the amortized cost and the fair value of the Company’s securities portfolio totaled $187.2 million and $183.6 million, respectively. Changes in the expected cash flows of these securities and/or prolonged price declines may result in the Company concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write-down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity. For the year ended December 31, 2009, the Company recognized OTTI losses for credit-related factors of $228,000 on certain debt securities.

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

•

The Company’s level of nonperforming loans and classified assets expose it to increased lending risks. Further, the Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio. At December 31, 2009, loans that were classified as either special mention, substandard, doubtful or loss totaled $49.9 million, representing 8.2% of total loans, including nonperforming loans of $3.0 million, representing 0.49% of total loans. If these loans do not perform according to their terms and the value of the collateral is insufficient to pay the remaining loan balance or if the economy and/or the real estate market continues to weaken, we could experience loan losses or be required to add further reserves to our allowance for loan losses, either of which could have a material adverse effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses at a level representing management’s best estimate of known losses in the portfolio based upon management’s evaluation of the portfolio’s collectibility as of the corresponding balance sheet date. However, the Company’s allowance for loan losses may be insufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results.

At December 31, 2009, the Company’s allowance for loan losses totaled $4.9 million, which represented 0.80% of total loans and 162.65% of nonperforming loans. The Company’s regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on the Company’s operating results.

•

The Company’s commercial lending may expose it to increased lending risks. At December 31, 2009, $267.3 million, or 43.8%, of the Company’s loan portfolio consisted of commercial real estate and commercial business loans. The Company intends to continue to emphasize these types of lending. Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of the Company’s commercial borrowers have more than one loan outstanding with the Company. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

•

The Company’s construction lending may expose it to increased lending risks. Construction loans totaled $11.4 million and represented 1.9% of the Company’s total loan portfolio at December 31, 2009. Construction loans present greater risk as it relates to the accuracy of the estimate of the property’s value at completion of the project, the estimated cost of construction and the ability, for speculative projects, to sell the property upon completion. Moreover, declining economic conditions have negatively impacted the construction markets.

•

Our emphasis on residential mortgage loans and home equity loans exposes us to a risk of loss. At December 31, 2009, $306.2 million, or 50.1%, of our loan portfolio consisted of one- to four-family residential mortgage loans and $22.6 million, or 3.7%, of our loan portfolio consisted of home equity lines of credit. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

•

The Company’s inability to achieve profitability on new branches may negatively impact its earnings. The Company considers its primary market area to consist of Hartford, New London, Tolland and Windham counties. However, the majority of the Company’s facilities are located in and a substantial portion of the Company’s business is derived from Windham county, which has a lower median household income and a higher unemployment rate than other counties in the Company’s market area and the rest of Connecticut. To address this, in recent years, the Company has expanded its presence throughout its market area and intends to pursue further expansion through the establishment of additional branches in Hartford, New London, Tolland and Middlesex counties, each of which has more favorable economic conditions than Windham County. The profitability of the Company’s expansion policy will depend on whether the income that it generates from the additional branches it establishes or purchases will offset the increased expenses resulting from operating new branches. The Company expects that it may take a period of time before new branches can become profitable, especially in areas in which it does not have an established presence. During this period, operating these new branches may negatively impact the Company’s operating results.

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

•

We are subject to liquidity risks. Market conditions could negatively affect the level or cost of liquidity available to us, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits and Federal Home Loan Bank advances are our primary source of funding. A significant decrease in our core deposits, an ability to renew Federal Home Loan Bank advances, an inability to obtain alternative funding to core deposits or Federal Home Loan Bank advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business and financial condition.

•

Proposed regulatory reform may have a material impact on our operations. The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate is considering its own version. These various plans contain several elements that would have a direct effect on SI Financial Group and the Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as the Bank, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives, we cannot determine the specific impact of regulatory reform at this time.

•

Increased and/or special FDIC assessments will hurt our earnings. The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $393,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $3.5 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

•

Strong competition within the Company’s market area could hurt the Company’s profits and slow growth. The Company faces intense competition both in making loans and attracting deposits. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less on its loans and paying more on its deposits, which reduces net interest income. As of June 30, 2009, the Company held approximately 1.78% of the deposits in Hartford, New London, Tolland and Windham counties in Connecticut, which represented the 12th market share of deposits out of 35 financial institutions in these counties. Some of the institutions with which the Company competes have substantially greater resources and lending limits than the Company has and may offer services that the Company does not provide. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to compete successfully in its market area.

•

The trading history of the Company’s common stock is characterized by low trading volume. The Company’s common stock may be subject to sudden decreases due to the volatility of the price of the Company’s common stock. The Company’s common stock trades on the NASDAQ Global Market. Over the past 50 days, the average daily trading volume of its common stock was approximately 2,500 shares. The Company cannot predict whether a more active trading market in its common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of its common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

•

The Bank owns stock in the Federal Home Loan Bank of Boston, which, as a result of its financial difficulties, has suspended its dividend and will negatively affect the Company’s net interest income. As a member bank, the Bank is required to purchase capital stock in the FHLB in an amount commensurate with the amount of the Bank’s advances and unused borrowing capacity. This stock is carried at cost and was $8.4 million at December 31, 2009. In response to unprecedented market conditions and potential future losses, the FHLB has implemented an initiative to preserve capital by the adoption of a revised retained earnings target, declaration of a moratorium on excess stock repurchases and the suspension of cash dividend payments. If the FHLB is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of FHLB stock may be determined to be other-than-temporarily impaired and may require a charge to earnings. Additionally, during 2009, the Company did not recognize any dividend income from its investment in FHLB stock. The failure to recognize dividend income from the FHLB will negatively impact our net interest income.

•

If the Company’s goodwill recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Company’s profitability. Applicable accounting standards require that the acquisition method of accounting be used for all business combinations. Under this method, if the purchase price of an acquired entity exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. At December 31, 2009, the Company had $4.1 million of goodwill on its balance sheet. Companies evaluate goodwill for impairment at least annually. Write-downs of the amount of impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs. For the year ended December 31, 2009, the Company recorded goodwill impairment of $57,000 related to the Company’s New London branch acquisition. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company conducts its business through its executive office at 803 Main Street, Willimantic, Connecticut, its 21 branch offices located in Connecticut and its trust servicing office located in Rutland, Vermont. Of the 22 offices, 4 are owned and 18 are leased. Lease expiration dates range from 2010 to 2027 with renewal options of 5 to 20 years.

Office Locations	Number of Offices

Connecticut:
New London County	8
Windham County	7
Tolland County	3
Hartford County	2
Middlesex County	1

Vermont:
Rutland County	1

Total:	22

Additionally, the Bank owns or leases 3 other properties used, in part, for banking operations and an employee training center. The total net book value of the properties at December 31, 2009 was $9.9 million. See Notes 6 and 12 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more information.

Item 3.	Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold a security interest, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2009, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition, results of operations or cash flows.

Item 4.	[Reserved]

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The market for the registrant’s common equity and related stockholder matters required by this item is incorporated herein by reference to the section captioned “Common Stock Information” in the Company’s Annual Report to Stockholders.

For a description of restrictions on the Bank’s ability to pay dividends to the Company and the Company’s ability to pay cash dividends, see Item 1. Business. “Regulation and Supervision – Regulation of Federal Savings Associations—Limitation on Capital Distributions” in this annual report on Form 10-K and Note 17 in the Company’s Consolidated Financial Statements included in the Company’s Annual Report to Stockholders, attached hereto as Exhibit 13, for more information.

On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors. Currently, 449,452 shares remain available for repurchase under the plan. The Company did not repurchase any shares of its common stock in the fourth quarter of 2009.

Item 6.	Selected Financial Data.

The Company has derived the following selected consolidated financial and other data in part from its consolidated financial statements and notes appearing elsewhere in this annual report.

Selected Financial Condition Data:	At December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005

Total assets	$872,354	$853,122	$790,198	$757,037	$691,868
Cash and cash equivalents	24,204	23,203	20,669	26,108	25,946
Securities available for sale	183,562	162,699	141,914	119,508	120,019
Loans receivable, net	607,692	617,263	587,538	574,111	513,775
Deposits (1)	662,378	624,276	551,772	541,922	512,282
Federal Home Loan Bank advances	116,100	139,600	141,619	111,956	87,929
Junior subordinated debt owed to unconsolidated trust	8,248	8,248	8,248	15,465	7,217
Total stockholders’ equity	77,462	72,927	82,087	82,386	80,043

Selected Operating Data:	Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2007	2006	2005

Interest and dividend income	$43,588	$46,499	$43,347	$40,777	$33,905
Interest expense	18,861	22,459	21,783	18,261	12,131

Net interest income	24,727	24,040	21,564	22,516	21,774
Provision for loan losses	2,830	1,369	1,062	881	410

Net interest income after provision for loan losses	21,897	22,671	20,502	21,635	21,364
Noninterest income	9,978	3,136	9,378	8,258	6,310
Noninterest expenses	31,405	30,040	27,928	25,959	22,588

Income (loss) before income tax provision (benefit)	470	(4,233)	1,952	3,934	5,086
Income tax provision (benefit)	35	(1,360)	540	1,156	1,689

Net income (loss)	$435	$(2,873)	$1,412	$2,778	$3,397

Basic income (loss) per share	$0.04	$(0.25)	$0.12	$0.24	$0.28
Diluted income (loss) per share	$0.04	$(0.25)	$0.12	$0.23	$0.28

Selected Operating Ratios:	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
Performance Ratios:
Return (loss) on average assets	0.05%	(0.34)%	0.18%	0.38%	0.52%
Return (loss) on average equity	0.58	(3.71)	1.71	3.44	4.19
Interest rate spread (2)	2.70	2.61	2.47	2.81	3.19
Net interest margin (3)	3.01	3.00	2.98	3.26	3.56
Noninterest expenses to average assets	3.61	3.56	3.66	3.56	3.47
Dividend payout ratio (4)	N/A	N/A	133.33	66.67	42.86
Efficiency ratio (5)	90.64	88.74	90.57	83.58	80.60
Average interest-earning assets to average interest-bearing liabilities	113.28	113.83	117.02	117.07	118.38
Average equity to average assets	8.68	9.16	10.88	11.07	12.45

Regulatory Capital Ratios:
Total risk-based capital ratio	14.30	13.32	15.21	15.84	16.79
Tier 1 risk-based capital ratio	13.36	12.33	14.37	14.86	15.87
Tier 1 capital ratio	8.02	7.59	8.75	8.97	9.31

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.80	0.97	0.89	0.76	0.71
Allowance for loan losses as a percent of nonperforming loans	162.65	64.83	68.72	313.58	1529.58
Net (charge-offs) recoveries to average outstanding loans during the year	(0.64)	(0.09)	(0.03)	(0.03)	0.01

(1)	Includes mortgagors’ and investors’ escrow accounts.
(2)	Represents the difference between the weighted-average yield on average interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percent of average interest-earning assets.
(4)	Dividends declared per share divided by basic net income per common share. Dividends paid on shares held by SI Bancorp, MHC are waived and are excluded from this ratio.
(5)	Represents noninterest expenses divided by the sum of net interest income and noninterest income, less any realized gains or losses on the sale of securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009, using the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria.

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

Changes in Internal Control Over Financial Reporting

In addition, based on that evaluation, no changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Information relating to the directors of the Company required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Executive Officers

Information relating to officers of the Company required by this item is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers of the Registrant” to this annual report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page to this annual report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Code of Ethics

Information concerning the Company’s code of ethics required by this item is incorporated herein by reference to the information contained under the section captioned “Corporate Governance and Board Matters – Code of Ethics and Business Conduct” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders. A copy of the code of ethics and business conduct is available to stockholders on the “Governance Documents” portion of the Investor Relations’ section on the Company’s website at www.mysifi.com.

Corporate Governance

Information regarding the audit committee and its composition and the audit committee’s financial expert required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Information regarding executive compensation required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Corporate Governance and Board Matters—Directors’ Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to the security ownership of certain beneficial owners and management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

The following table sets forth information about the Company’s common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	447,750	$10.34	167,873

Equity compensation plans not approved by security holders	—	—	—

Total	447,750	$10.34	167,873

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Corporate Governance

Information regarding director independence required by this item is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters– Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information relating to the principal accountant fees and expenses required by this item is incorporated herein by reference to the section captioned “Audit-Related Matters – Audit Fees” and “Audit-Related Matters – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

•	Notes to Consolidated Financial Statements

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

(3) Exhibits

The exhibits listed below are filed as part of this report or are incorporated by reference herein.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

3.3	Amendment to Bylaws of SI Financial Group, Inc. (3)

3.4	Amendment to Bylaws of SI Financial Group, Inc. (4)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

10.1	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Rheo A. Brouillard, as amended and restated (5)

10.2	* Employment Agreement by and among SI Financial Group, Inc. and Savings Institute Bank and Trust Company and Brian J. Hull, as amended and restated (5)

10.3	* Amended and Restated Savings Institute Bank and Trust Company Employee Severance Compensation Plan (6)

10.4	* Savings Institute Directors Retirement Plan (1)

10.5	*Amended and Restated Savings Institute Bank and Trust Company Supplemental Executive Retirement Plan (6)

10.6	* Savings Institute Group Term Replacement Plan (1)

10.7	* Form of Savings Institute Executive Supplemental Retirement Plan – Defined Benefit (6)

10.8	* Form of Savings Institute Director Deferred Fee Agreement (6)

10.9	* Form of Savings Institute Director Consultation Plan (1)

10.11	* SI Financial Group, Inc. 2005 Equity Incentive Plan (7)

10.12	* Change in Control Agreement, and related amendments, by and among SI Financial Group, Inc., Savings Institute Bank and Trust Company and David T. Weston (6)

13.0	Annual Report to Stockholders

21.0	List of Subsidiaries

23.1	Consent of Wolf & Company, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement.
(1)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-116381.

(2)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 5, 2008.
(3)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 19, 2009.
(4)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 28, 2010.
(5)	Incorporated herein by reference into this document from the Exhibits filed with the Company’s Form 10-K/A, filed with the Securities and Exchange Commission on April 17, 2009.
(6)	Incorporated herein by reference into this document from the Exhibits filed with the Company’s Form 10-K, filed with the Securities and Exchange Commission on March 27, 2009.
(7)	Incorporated by reference into this document from the Appendix to the Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI Financial Group, Inc.

By:	/S/ RHEO A. BROUILLARD
Rheo A. Brouillard
President and Chief Executive Officer
March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ RHEO A. BROUILLARD	President and Chief Executive Officer (principal executive officer)	March 24, 2010
Rheo A. Brouillard

/S/ BRIAN J. HULL Brian J. Hull	Executive Vice President, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 24, 2010

/S/ HENRY P. HINCKLEY	Chairman of the Board	March 24, 2010
Henry P. Hinckley

/S/ DONNA M. EVAN	Director	March 24, 2010
Donna M. Evan

/S/ ROGER ENGLE	Director	March 24, 2010
Roger Engle

/S/ ROBERT O. GILLARD	Director	March 24, 2010
Robert O. Gillard

/S/ MARK D. ALLIOD	Director	March 24, 2010
Mark D. Alliod

/S/ MICHAEL R. GARVEY	Director	March 24, 2010
Michael R. Garvey