Form 10-Q
period 2010-03-31
SI Financial Group, Inc.
filed 2010-05-12
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 6, 2010, there were 11,788,722 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts / Unaudited)

	March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,109	$12,889
Interest-bearing	6,084	2,350
Federal funds sold	12,850	8,965

Total cash and cash equivalents	33,043	24,204

Available for sale securities, at fair value	188,276	183,562
Loans held for sale	2,052	396
Loans receivable (net of allowance for loan losses of $4,793 at March 31, 2010 and $4,891 at December 31, 2009)	600,683	607,692
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,805	8,734
Premises and equipment, net	12,617	12,966
Goodwill and other intangibles	4,187	4,195
Accrued interest receivable	3,372	3,341
Deferred tax asset, net	5,341	6,078
Other real estate owned	4,206	3,680
Prepaid FDIC deposit insurance assessment	3,308	3,549
Other assets	7,821	5,569

Total assets	$882,099	$872,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$61,648	$65,407
Interest-bearing	608,122	593,380

Total deposits	669,770	658,787

Mortgagors’ and investors’ escrow accounts	1,890	3,591
Federal Home Loan Bank advances	114,100	116,100
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	8,425	8,166

Total liabilities	802,433	794,892

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,788,722 and 11,789,202 shares outstanding at March 31, 2010 and December 31, 2009, respectively)	126	126
Additional paid-in capital	52,242	52,230
Unallocated common shares held by ESOP	(3,149)	(3,230)
Unearned restricted shares	(84)	(193)
Retained earnings	39,376	38,883
Accumulated other comprehensive loss	(877)	(2,389)
Treasury stock, at cost (775,028 and 774,548 shares at March 31, 2010 and December 31, 2009, respectively)	(7,968)	(7,965)

Total stockholders’ equity	79,666	77,462

Total liabilities and stockholders’ equity	$882,099	$872,354

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts / Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest and dividend income:
Loans, including fees	$8,411	$8,934
Securities:
Taxable interest	1,755	2,025
Tax-exempt interest	15	3
Dividends	5	14
Other	23	52

Total interest and dividend income	10,209	11,028

Interest expense:
Deposits	2,664	3,454
Federal Home Loan Bank advances	1,076	1,481
Subordinated debt	39	71

Total interest expense	3,779	5,006

Net interest income	6,430	6,022

Provision for loan losses	170	490

Net interest income after provision for loan losses	6,260	5,532

Noninterest income:
Total other-than-temporary impairment losses on securities	(378)	(150)
Portion of losses recognized in other comprehensive income	207	—

Net impairment losses recognized in earnings	(171)	(150)
Service fees	1,259	1,191
Wealth management fees	1,019	958
Increase in cash surrender value of bank-owned life insurance	71	73
Net gain on sale of securities	267	137
Net gain on disposal of equipment	—	104
Mortgage banking fees	130	139
Other	38	(308)

Total noninterest income	2,613	2,144

Noninterest expenses:
Salaries and employee benefits	4,141	3,954
Occupancy and equipment	1,421	1,455
Computer and electronic banking services	941	791
Outside professional services	249	220
Marketing and advertising	182	208
Supplies	141	151
FDIC deposit insurance and regulatory assessments	339	182
Other	723	633

Total noninterest expenses	8,137	7,594

Income before income tax provision	736	82
Income tax provision	243	26

Net income	$493	$56

Net income per share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Dollars in Thousands, Except Share Amounts / Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars

Balance at December 31, 2009	12,563,750	$126	$52,230	$(3,230)	$(193)	$38,883	$(2,389)	$(7,965)	$77,462

Comprehensive income:
Net income	—	—	—	—	—	493	—	—	493
Net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	1,512	—	1,512

Total comprehensive income									2,005

Treasury stock purchased	—	—	—	—	—	—	—	(3)	(3)

Restricted shares activity	—	—	2	—	—	—	—	—	2

Equity incentive plan shares earned	—	—	46	—	109	—	—	—	155

Committed to release 8,074 ESOP shares	—	—	(36)	81	—	—	—	—	45

Balance at March 31, 2010	12,563,750	$126	$52,242	$(3,149)	$(84)	$39,376	$(877)	$(7,968)	$79,666

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$493	$56
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	170	490
Employee stock ownership plan expense	45	43
Equity incentive plan expense	155	188
Excess tax benefit from share-based compensation	(2)	—
Amortization (accretion) of investment premiums and discounts, net	54	(69)
Amortization of loan premiums and discounts, net	154	70
Depreciation and amortization of premises and equipment	475	476
Amortization of core deposit intangible	8	10
Amortization of mortgage servicing rights	45	33
Net gain on sale of securities	(267)	(137)
Deferred income tax benefit	(43)	(97)
Loans originated for sale	(9,280)	(16,228)
Proceeds from sale of loans held for sale	7,624	15,227
Net gain on sale of loans	(67)	(191)
Net gain on disposal of equipment	—	(104)
Net loss on sale of other real estate owned	34	—
Increase in cash surrender value of bank-owned life insurance	(71)	(73)
Impairment losses on securities	171	150
Change in operating assets and liabilities:
Accrued interest receivable	(31)	324
Other assets	(2,159)	890
Accrued expenses and other liabilities	431	(75)

Net cash (used in) provided by operating activities	(2,061)	983

Cash flows from investing activities:
Purchases of available for sale securities	(26,764)	(18,830)
Proceeds from sale of available for sale securities	9,071	8,492
Proceeds from maturities of and principal repayments on available for sale securities	15,313	17,510
Net decrease in loans	12,978	8,045
Purchases of loans receivable	(7,296)	(14,933)
Proceeds from sale of other real estate owned	443	—
Purchases of premises and equipment	(126)	(317)
Net cash paid for branch sale	—	(619)

Net cash provided by (used in) investing activities	3,619	(652)

Cash flows from financing activities:
Net increase in deposits	10,983	17,173
Net decrease in mortgagors’ and investors’ escrow accounts	(1,701)	(1,653)
Proceeds from Federal Home Loan Bank advances	7,386	4,032
Repayments of Federal Home Loan Bank advances	(9,386)	(6,032)
Excess tax benefit from share-based compensation	2	—
Treasury stock purchased	(3)	—

Net cash provided by financing activities	7,281	13,520

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)

(Dollars in Thousands / Unaudited)

	Three Months Ended March 31,
	2010	2009

Net change in cash and cash equivalents	8,839	13,851
Cash and cash equivalents at beginning of period	24,204	23,203

Cash and cash equivalents at end of period	$33,043	$37,054

Supplemental cash flow information:
Interest paid	$3,784	$5,004
Income taxes paid, net	1	176
Transfer of loans to other real estate owned	1,003	70
Due from broker	2,160	—

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

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on the subordinated debentures it holds.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2009 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the year ending December 31, 2010 or for any other period.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the balance sheets and reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment (“OTTI”) of securities, deferred income taxes and the impairment of long-lived assets.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

Reclassifications

Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Income statement amounts totaling $324,000 of net deferred loan origination fees and costs were reclassified from salaries and benefits expense to loan interest and fee income and mortgage banking fees for the three months ended March 31, 2009. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

Transfers of Financial Assets – In June 2009, the Financial Accounting Standards Board (“FASB”) issued new requirements related to the accounting for transfers of financial assets, including securitization transactions. These requirements: (1) eliminate the concept of a qualifying special-purpose entity, (2) change the requirements for derecognizing financial assets and (3) require additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. These requirements were effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. Transfers of financial assets occurring on or after the effective date are subject to the new requirements. The Company adopted these new requirements effective January 1, 2010, which did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement Disclosures – In January 2010, the FASB amended its standards related to the disclosure of fair value measurements to require: (1) separate disclosure of significant amounts transferred in and out of Levels 1 and 2 fair value measurement categories, (2) a reconciliation of activity in the Level 3 fair value measurement category to present separately information relating to purchases, sales, issuances and settlements, (3) greater disaggregation of the assets and liabilities for which fair value measurements are presented and (4) expanded disclosure of the valuation techniques and inputs used to measure assets and liabilities in Levels 2 and 3 fair value measurement categories. The Company adopted these amendments effective January 1, 2010, with the exception of the requirement related to the reconciliation of activity in Level 3 fair value measurement category, which is effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events – In February 2010, the FASB amended its standard to require SEC filers to evaluate subsequent events through the date the financial statements are issued and eliminates the requirement to disclose the evaluation date in both issued and revised financial statements to alleviate potential conflicts with SEC requirements. This amendment was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

Basic net income per share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Unvested restricted shares are considered outstanding in the computation of basic earnings per share since the shares participate in dividends and the rights to the dividends are non-forfeitable. Diluted net income per share is computed in a manner similar to basic net income per share except that the weighted-average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. For the three months ended March 31, 2010 and 2009, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The Company had anti-dilutive shares outstanding of 471,650 and 478,330 for the three months ended March 31, 2010 and 2009, respectively. The computation of earnings per share is as follows:

(Dollars in Thousands, Except Per Share Amounts)	Three Months Ended March 31,
	2010	2009
Net income	$493	$56

Weighted-average common shares outstanding:
Basic	11,466,289	11,445,285
Effect of dilutive stock options	—	—

Diluted	11,466,289	11,445,285

Net income per share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

NOTE 3. SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
(Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$35,878	$270	$(130)	$36,018
Government-sponsored enterprises	16,080	183	(14)	16,249
Mortgage-backed securities: (2)
Agency – residential	93,927	3,537	(68)	97,396
Non-agency – residential	14,641	31	(1,338)	13,334
Non-agency – HELOC	4,255	—	(911)	3,344
Corporate debt securities	7,352	92	(9)	7,435
Collateralized debt obligations	8,137	2	(3,117)	5,022
Obligations of state and political subdivisions	5,002	186	(2)	5,186
Tax-exempt securities	3,210	10	—	3,220
Foreign government securities	100	—	—	100

Total debt securities	188,582	4,311	(5,589)	187,304

Equity securities:
Equity securities – financial services	1,022	—	(50)	972

Total available for sale securities	$189,604	$4,311	$(5,639)	$188,276

(1)	Net of OTTI write-downs recognized in earnings.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
(Dollars in Thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Government and agency obligations	$35,945	$393	$(109)	$36,229
Government-sponsored enterprises	13,980	137	(82)	14,035
Mortgage-backed securities: (2)
Agency – residential	89,751	3,467	(119)	93,099
Non-agency – residential	18,690	—	(2,471)	16,219
Non-agency – HELOC	4,328	—	(2,132)	2,196
Corporate debt securities	6,979	355	(13)	7,321
Collateralized debt obligations	8,153	1	(3,116)	5,038
Obligations of state and political subdivisions	5,003	145	(17)	5,131
Tax-exempt securities	3,210	9	—	3,219
Foreign government securities	100	—	—	100

Total debt securities	186,139	4,507	(8,059)	182,587

Equity securities:
Equity securities – financial services	1,043	19	(87)	975

Total available for sale securities	$187,182	$4,526	$(8,146)	$183,562

(1)	Net of OTTI write-downs recognized in earnings, other than such noncredit-related amounts reclassified on January 1, 2009 as a cumulative effect adjustment for a change in accounting principle.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at March 31, 2010 are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(Dollars in Thousands)	Amortized Cost	Fair Value

Within 1 year	$3,123	$3,128
After 1 but within 5 years	25,123	25,490
After 5 but within 10 years	23,462	23,505
After 10 years	24,051	21,107

	75,759	73,230
Mortgage-backed securities	112,823	114,074

Total debt securities	$188,582	$187,304

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

The following is a summary of realized gains and losses on the sale of securities for the three months ended March 31, 2010 and 2009:

(Dollars in Thousands)	Three Months Ended March 31,
	2010	2009

Gross gains on sales	$485	$364
Gross losses on sales	(218)	(227)

Net gain on sale of securities	$267	$137

Proceeds from the sale of available for sale securities were $9.1 million and $8.5 million for the three months ended March 31, 2010 and 2009, respectively.

The following tables present information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

March 31, 2010:

	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$15,959	$112	$1,281	$18	$17,240	$130
Government-sponsored enterprises	2,005	14	—	—	2,005	14
Mortgage-backed securities:
Agency – residential	13,901	68	—	—	13,901	68
Non-agency – residential	—	—	8,916	1,338	8,916	1,338
Non-agency – HELOC	—	—	3,344	911	3,344	911
Corporate debt securities	1,818	9	—	—	1,818	9
Collateralized debt obligations	130	33	4,801	3,084	4,931	3,117
Obligations of state and political subdivisions	499	2	—	—	499	2
Equity securities – financial services	231	31	741	19	972	50

Total	$34,543	$269	$19,083	$5,370	$53,626	$5,639

December 31, 2009:

	Less Than 12 Months		12 Months Or More		Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$17,114	$90	$1,631	$19	$18,745	$109
Government-sponsored enterprises	5,899	82	—	—	5,899	82
Mortgage-backed securities:
Agency – residential	11,126	119	—	—	11,126	119
Non-agency – residential	5,094	80	11,125	2,391	16,219	2,471
Non-agency – HELOC	—	—	2,196	2,132	2,196	2,132
Corporate debt securities	995	13	—	—	995	13
Collateralized debt obligations	1,337	826	3,613	2,290	4,950	3,116
Obligations of state and political subdivisions	483	17	—	—	483	17
Equity securities – financial services	201	62	734	25	935	87

Total	$42,249	$1,289	$19,299	$6,857	$61,548	$8,146

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit-related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

At March 31, 2010, forty-one debt securities with gross unrealized losses have aggregate depreciation of 9.6% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s non-agency mortgage-backed securities and collateralized debt obligations as discussed below.

Debt Securities:

U.S. Government and Agency Obligations and Government-Sponsored Enterprises. The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, six non-agency mortgage-backed securities displayed market pricing below book value, three of which were rated below investment grade at March 31, 2010. At March 31, 2010, management evaluated credit rating details for the tranche, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company previously recorded OTTI on one of these non-agency mortgage-backed securities totaling $567,000 related to credit and recognized additional credit-related losses of $171,000 during the quarter ended March 31, 2010. The Company did not record any further impairment losses at March 31, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. See the table of non-agency mortgage-backed securities rated below investment grade as of March 31, 2010 for more details.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

Mortgage-backed Securities Non-agency - HELOC. The unrealized loss on the Company’s non-agency-HELOC mortgage-backed security is related to one security whose market has been illiquid. This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance. At March 31, 2010, management evaluated credit rating details, collateral support and loss analyses. All of the unrealized losses on this security relate to factors other than credit. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at March 31, 2010.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI review and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations. The Company previously recorded OTTI losses on three PTPS investments totaling $1.2 million related to credit factors. At March 31, 2010, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at March 31, 2010. See the table of collateralized debt obligations rated below investment grade as of March 31, 2010 for more details.

Equity Securities:

The Company’s investments in marketable equity securities consist of common and preferred stock of companies in the financial services sector. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at March 31, 2010.

As of March 31, 2010, for debt securities with OTTI losses, the Company estimated the portion of loss attributable to credit using a discounted cash flow model in accordance with applicable guidance. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for collateralized debt obligations included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

pooled trust preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party valuation firm to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss, if any. To the extent that continued changes in interest rates, credit movements and other factors that influence the fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table presents in more detail the Company’s non-agency mortgage-backed security holdings that are rated below investment grade as of March 31, 2010 (dollars in thousands).

Security	Class(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit – Related OTTI (3)	Credit Support Coverage Ratios(4)
MBS 1	SSNR, AS	$3,188	$—	$554	$2,634	CCC	$—	1.252
MBS 2	SSUP, AS	772	—	207	565	CC	738	0.682
MBS 3	PT, AS	543	—	24	519	CCC	—	0.979

		$4,503	$—	$785	$3,718		$738

(1)	Class definitions: PT - Pass Through, AS – Accelerated, SSNR – Super Senior, and SSUP – Senior Support
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2010.
(4)

The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: current collateral support/((60 day delinquencies x .60)+(90 day delinquencies x .70)+(foreclosures x 1.00)+(other real estate x 1.00)) x .40 for loss severity.

The following table presents in more detail the Company’s collateralized debt obligations that are rated below investment grade as of March 31, 2010 (dollars in thousands).

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit – Related OTTI (2)	% of Current Defaults and Deferrals to Total Collateral
CDO 1	B1	$1,000	$—	$366	$634	B+	$—	9.0
CDO 2	B3	1,000	—	371	629	B+	—	9.0
CDO 3	MEZ	88	2	—	90	CC	35	25.9
CDO 4	B	1,480	—	855	625	CCC+	376	18.1
CDO 5	C	163	—	33	130	C	809	20.5
CDO 6	A2	2,626	—	883	1,743	B+	—	26.4
CDO 7	A1	1,780	—	609	1,171	BB	—	28.2

		$8,137	$2	$3,117	$5,022		$1,220

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through March 31, 2010.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2010.

(Dollars in Thousands)

Balance at beginning of period	$1,787
Amounts related to credit for which OTTI losses were not previously recognized	—
Additional credit losses for which OTTI losses were previously recognized	171

Balance at end of period	$1,958

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at March 31, 2010 and December 31, 2009 is as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Real estate loans:
Residential – 1 to 4 family	$298,174	$306,244
Multi-family and commercial	158,608	159,781
Construction	11,313	11,400

Total real estate loans	468,095	477,425

Consumer loans:
Home equity	22,734	22,573
Other	3,340	3,513

Total consumer loans	26,074	26,086

Commercial business loans:
SBA & USDA guaranteed	80,537	77,310
Other	29,260	30,239

Total commercial business loans	109,797	107,549

Total loans	603,966	611,060

Deferred loan origination costs, net of fees	1,510	1,523
Allowance for loan losses	(4,793)	(4,891)

Loans receivable, net	$600,683	$607,692

The following is a summary of information pertaining to impaired loans and nonaccrual loans.

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Impaired loans without valuation allowance	$5,054	$2,107
Impaired loans with valuation allowance	1,046	967

Total impaired loans	$6,100	$3,074

Valuation allowance related to impaired loans	$246	$267

Average recorded investment in impaired loans	$6,850	$7,808

Nonaccrual loans	$3,510	$3,007

Loans past due 90 days or more and still accruing	$—	$—

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2010 and December 31, 2009 are summarized as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Land	$2,098	$2,098
Buildings	6,050	6,043
Leasehold improvements	7,743	7,736
Furniture and equipment	10,822	10,711

	26,713	26,588
Accumulated depreciation and amortization	(14,096)	(13,622)

Premises and equipment, net	$12,617	$12,966

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items along with net income are components of comprehensive income.

Other comprehensive income, which is comprised solely of the changes in unrealized gains and losses on available for sale securities, for the three months ended March 31, 2010 is as follows:

(Dollars in Thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount

Unrealized holding gains on available for sale securities	$2,595	$(883)	$1,712
Credit portion of OTTI losses recognized in net income	171	(58)	113
Noncredit portion of OTTI losses on available for sale securities	(207)	70	(137)
Reclassification adjustment for gains recognized in net income	(267)	91	(176)

Unrealized holding gains on available for sale securities, net of taxes	$2,292	$(780)	$1,512

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Securities:
Net unrealized (losses) gains on securities	$(237)	$2,003
Tax effect	81	(681)

Net of tax amount	(156)	1,322

Noncredit portion of OTTI losses on available for sale securities	(1,092)	(1,506)
Tax effect	371	512

Net of tax amount	(877)	328

Cumulative effect of adoption of securities impairment guidance	—	(2,717)

Accumulated other comprehensive loss	$(877)	$(2,389)

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

At March 31, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject and the Bank was considered “well capitalized” under regulatory guidelines at each of those dates.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of March 31, 2010 and December 31, 2009.

March 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$74,922	14.74%	$40,663	8.00%	$50,829	10.00%
Tier I Risk-based Capital Ratio	70,077	13.79	20,327	4.00	30,490	6.00
Tier I Capital Ratio	70,077	8.07	34,735	4.00	43,418	5.00
Tangible Equity Ratio	70,077	8.07	13,025	1.50	n/a	n/a

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

December 31, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-based Capital Ratio	$74,095	14.30%	$41,452	8.00%	$51,815	10.00%
Tier I Risk-based Capital Ratio	69,201	13.36	20,719	4.00	31,078	6.00
Tier I Capital Ratio	69,201	8.02	34,514	4.00	43,143	5.00
Tangible Equity Ratio	69,201	8.02	12,943	1.50	n/a	n/a

NOTE 8. INCOME TAXES

The Company does not have any uncertain tax positions at March 31, 2010 which require accrual or disclosure. In accordance with the provisions of applicable accounting guidance, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.

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

NOTE 9. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Hierarchy

The Company groups its financial assets and financial liabilities in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

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

The following methods and assumptions were used by the Company in estimating fair value disclosures of its financial instruments:

•	Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate the fair values based on the short-term nature of the assets.

•

Securities available for sale. Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes Interactive Data Corp. (“IDC”), a third-party, nationally-recognized pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management, which resulted in no adjustments to the IDC pricing as of March 31, 2010. Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults and changes in credit rating as described in Note 3 and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

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

•	Junior subordinated debt owed to unconsolidated trust. Rates currently available for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

•

Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents available for sale securities, representing the balances of assets, measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. There were no liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The Company had no significant transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2010.

	March 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total

U.S. Government and agency obligations	$987	$35,031	$—	$36,018
Government-sponsored enterprises	—	16,249	—	16,249
Mortgage-backed securities	—	114,074	—	114,074
Corporate debt securities	—	7,435	—	7,435
Collateralized debt obligations	—	—	5,022	5,022
Obligations of state and political subdivisions	—	5,186	—	5,186
Tax-exempt securities	—	3,220	—	3,220
Foreign government securities	—	100	—	100
Equity securities	240	732	—	972

Total assets at fair value	$1,227	$182,027	$5,022	$188,276

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total

U.S. Government and agency obligations	$1,939	$34,290	$—	$36,229
Government-sponsored enterprises	—	14,035	—	14,035
Mortgage-backed securities	—	111,514	—	111,514
Corporate debt securities	—	7,321	—	7,321
Collateralized debt obligations	—	—	5,038	5,038
Obligations of state and political subdivisions	—	5,131	—	5,131
Tax-exempt securities	—	3,219	—	3,219
Foreign government securities	—	100	—	100
Equity securities	247	728	—	975

Total assets at fair value	$2,186	$176,338	$5,038	$183,562

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(Dollars in Thousands)

Balance at January 1, 2010	$5,038
Transfers to/from Level 3	—
Impairment charges included in net income	—
Decrease in fair value of securities included in other comprehensive income	(16)

Balance at March 31, 2010	$5,022

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2010 and December 31, 2009. The losses represent the amount of write-down recorded on assets held at March 31, 2010 and December 31, 2009. There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

	At March 31, 2010			Three Months Ended March 31, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$800	$24
Other real estate owned	—	—	4,206	—

Total assets	$—	$—	$5,006	$24

	At December 31, 2009			Year Ended December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$—	$—	$700	$267
Other real estate owned	—	—	3,680	—
Goodwill	—	—	910	57

Total assets	$—	$—	$5,290	$324

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

The Company measures the impairment of loans that are collateral dependent based on the fair value of the collateral (Level 3). The fair value of collateral used by the Company represents the amount expected to be received from the sale of the property, net of selling costs, as determined by an independent, licensed or certified appraiser using observable market data. This data includes information such as selling price of similar properties, expected future cash flows or earnings of the subject property based on current market expectations, relevant legal, physical and economic factors. Losses applicable to write-downs of impaired loans are based on the appraised market value of the underlying collateral, assuming foreclosure of these loans is imminent.

In accordance with applicable accounting guidance, goodwill related to the Company’s New London, Connecticut branch acquisition with a carrying value of $967,000 was written down to its implied fair value of $910,000, resulting in an impairment charge of $57,000, which was included in earnings for the twelve months ended December 31, 2009.

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less selling costs. There were no recognized losses on other real estate owned for the three months ended March 31, 2010 and for the year ended December 31, 2009.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2010 and December 31, 2009. The estimated fair value amounts at March 31, 2010 and December 31, 2009 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2009 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009 AND DECEMBER 31, 2009

As of March 31, 2010 and December 31, 2009, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Noninterest-bearing deposits	$14,109	$14,109	$12,889	$12,889
Interest-bearing deposits	6,084	6,084	2,350	2,350
Federal funds sold	12,850	12,850	8,965	8,965
Available for sale securities	188,276	188,276	183,562	183,562
Loans held for sale	2,052	2,052	396	396
Loans receivable, net	600,683	602,889	607,692	609,155
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,372	3,372	3,341	3,341

Financial Liabilities:
Savings deposits	61,375	61,375	61,312	61,312
Demand deposits, negotiable orders of withdrawal and money market accounts	297,528	297,528	286,166	286,166
Certificates of deposit	310,867	314,383	311,309	315,777
Mortgagors’ and investors’ escrow accounts	1,890	1,890	3,591	3,591
Federal Home Loan Bank advances	114,100	117,400	116,100	118,693
Junior subordinated debt owed to unconsolidated trust	8,248	6,326	8,248	5,734

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are immaterial at March 31, 2010 and December 31, 2009.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of March 31, 2010 and December 31, 2009 and its results of operations for the three months ended March 31, 2010 and 2009. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2009 Annual Report on Form 10-K.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be its critical accounting policies. The Company considers the allowance for loan losses, OTTI of securities, deferred income taxes and the impairment of long-lived assets to be its critical accounting policies. Additional information about the Company’s accounting policies is included in the notes to the Company’s consolidated financial statements contained in Part I, Item 1 of this document and in the Company’s 2009 Annual Report on Form 10-K.

Impact of New Accounting Standards

Refer to Note 1 of the consolidated financial statements in this report for a discussion of recent accounting pronouncements.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets:

Summary. Total assets increased $9.7 million, or 1.1%, to $882.1 million at March 31, 2010, as compared to $872.4 million at December 31, 2009, primarily due to increases of $8.8 million in cash and cash equivalents, $4.7 million in available for sale securities, $2.3 million in other assets and $1.7 million in loans held for sale, offset by decreases of $7.0 million in net loans receivable and $737,000 in net deferred tax assets. Cash and cash equivalents increased as a result of an increase in customer deposits. Securities increased with the purchase of predominantly government-sponsored enterprise and mortgage-backed securities. The increase in other assets was attributed to the settlement of security sales subsequent to March 31, 2010. The increase in loans held for sale related to longer-term fixed-rate residential mortgage loans. Lower unrealized losses on available for sale securities resulted in a decrease in net deferred tax assets.

Loans Receivable, Net. The net loan portfolio decreased $7.0 million. Loan originations decreased $24.0 million during the first three months of 2010 from the comparable period in 2009. During the first quarter of 2009 record residential mortgage loan originations resulted from lower market interest rates. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Residential mortgage loans continue to represent the largest segment of the Company’s loan portfolio at March 31, 2010, comprising 49.4% of total loans. Residential mortgage loans decreased $8.1 million, or 2.6%. Contributing to the decrease was the sale of $7.6 million of longer-term fixed-rate residential mortgage loans. Loan originations for residential mortgage loans decreased $23.3 million for the first three months of 2010 due to higher market interest rates compared to the same period in 2009.

•

Commercial Loans. At March 31, 2010, the commercial loan portfolio, which includes multi-family and commercial mortgage and commercial business loans, represented 44.4% of total loans. Multi-family and commercial mortgage loans decreased $1.2 million, or 0.7%. Loan originations for multi-family and commercial mortgage loans decreased $751,000 during the first three months of 2010 compared to the same period in 2009. Commercial business loans increased $2.2 million, or 2.1%, for 2010 primarily due to the purchase of $7.3 million in United States Department of Agriculture (“USDA”) and Small Business Administration (“SBA”) loans that are fully guaranteed by the U.S. government. As a result of reduced loan demand, loan originations declined $928,000 during the first three months of 2010 compared to the same period in the prior year.

•

Consumer Loans. Consumer loans represent 3.8% of the Company’s total loan portfolio. Consumer loans decreased $12,000 during the first three months of 2010. Increases in home equity loans were offset by decreases in other consumer loans. Loan originations for consumer loans, primarily home equity lines of credit, increased $996,000 for the three months ended March 31, 2010 from the comparable period in 2009.

The allowance for loan losses totaled $4.8 million at March 31, 2010 compared to $4.9 million at December 31, 2009. The ratio of the allowance for loan losses to total loans decreased from 0.80% at December 31, 2009 to 0.79% at March 31, 2010. This decrease was due, in part, to the increase in purchased USDA and SBA guaranteed loans, which are fully guaranteed by the full faith and credit of the U.S. government, thus requiring no allowance for loan losses.

The following table summarizes the activity in the allowance for loan losses at and for the three months ended March 31, 2010 and 2009.

(Dollars in Thousands)	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$4,891	$6,047

Provision for loan losses	170	490
Loans charged-off	(270)	(1,284)
Recoveries of loans previously charged-off	2	18

Balance at end of period	$4,793	$5,271

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans:
Real estate loans	$3,428	$2,972
Commercial business loans	82	35
Consumer loans	—	—

Total nonaccrual loans	3,510	3,007

Real estate owned, net	4,206	3,680

Total nonperforming assets	7,716	6,687

Troubled debt restructurings	2,590	67

Total nonperforming assets and troubled debt restructurings	$10,306	$6,754

Total nonperforming loans to total loans	0.58%	0.49%
Total nonperforming loans to total assets	0.40%	0.34%
Total nonperforming assets and troubled debt restructurings to total assets	1.17%	0.77%

As of March 31, 2010, troubled debt restructurings increased as a result of an interest rate concession for one commercial mortgage loan totaling $2.5 million. The Company anticipates that the borrower will repay all contractual principal and interest in accordance with the terms of their restructured loan agreement.

Liabilities:

Total liabilities increased $7.5 million, or 0.9%, from December 31, 2009 to March 31, 2010 primarily as a result of increases in deposits of $11.0 million, offset by decreases in Federal Home Loan Bank (“FHLB”) advances of $2.0 million and mortgagors’ and investors’ escrow of $1.7 million. Deposits increased 1.7% to $669.8 million at March 31, 2010. Interest-bearing deposits increased $14.7 million, or 2.5%, which included increases in NOW and money market accounts of $15.1 million and savings accounts of $64,000, offset by decreases in certificates of deposit of $443,000 and noninterest-bearing deposits of $3.8 million. Deposit growth was the result of marketing and promotional initiatives, as well as competitively-priced deposit products. Borrowings decreased $2.0 million to $122.3 million at March 31, 2010 from $124.3 million at December 31, 2009, resulting from net repayments of FHLB advances.

Equity:

Summary. Total stockholders’ equity increased $2.2 million from $77.5 million at December 31, 2009 to $79.7 million at March 31, 2010. The increase in equity was primarily attributable to a decrease in net unrealized holding losses on available for sale securities aggregating $1.5 million (net of taxes), earnings of $493,000 and amortization of equity incentive plan awards totaling $202,000.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the unrealized holding gains and losses on available for sale securities, net of taxes. Net unrealized holding losses on available for sale securities, net of taxes, totaled $877,000 and $2.4 million at March 31, 2010 and December 31, 2009, respectively. Unrealized holding losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses relate to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of their amortized cost basis, which may be at maturity, less any credit losses.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

General. The Company’s results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on the Company’s interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates noninterest income such as service fees on deposits, gains on securities, mortgage banking fees, fees from deposit and trust and investment management services, insurance commissions, increases in cash surrender value of bank-owned life insurance and other fees. The Company’s noninterest expenses consist of employee compensation and benefits, occupancy and equipment, computer and electronic banking services, outside professional services, marketing, FDIC deposit insurance and regulatory assessments and other general and administrative expenses. The Company’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies and actions of regulatory agencies.

Summary. The Company recorded net income of $493,000 for the three months ended March 31, 2010, an increase of $437,000, compared to net income of $56,000 for the three months ended March 31, 2009. The increase in net income was due to increases in net interest income and noninterest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses.

Interest and Dividend Income. Total interest and dividend income decreased $819,000, or 7.4%, for the first quarter of 2010, primarily due to lower yields on interest-earning assets, offset by an increase in the average balance of securities. The yield on interest-earning assets decreased 44 basis points to 5.06% for the first quarter of 2010 from 5.50% for the comparable period in 2009. Average securities increased $24.2 million, while the rate earned declined from 4.96% to 3.77%. Lower rates earned on securities were impacted by both a decrease in market interest rates and the composition of the portfolio resulting, in part, from a shift in corporate debt securities to U.S. government and agency obligations. The average balance of loans decreased $18.7 million and the rate earned declined 17 basis points to 5.62% for the quarter ended March 31, 2010.

Interest Expense. Interest expense decreased $1.2 million, or 24.5%, to $3.8 million for the first quarter of 2010 compared to $5.0 million for the first quarter of 2009, as a result of decreases in the rates paid on average deposits and borrowings and a lower average balance of FHLB advances, offset by an increase of $27.6 million in the average balance of deposits.

An increase in NOW and money market accounts totaling $31.6 million contributed the largest increase to the average balance for deposit accounts, and the average yield on these products decreased 47 basis points. The average balance of certificates of deposit decreased $5.2 million and the rate paid decreased 72 basis points.

The average balance of FHLB advances decreased $23.1 million and the average yield decreased 56 basis points to 3.69% for the first quarter of 2010. The reduction in the average yield on FHLB advances was the result of debt restructuring and extending the maturities of certain FHLB advances during the second half of 2009 to benefit from the low interest rate environment. Rates on subordinated borrowings decreased 157 basis points due to a reduction in the three-month LIBOR rate.

Average Balance Sheet. The following tables set forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting yields and rates paid, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

	At or For the Three Months Ended March 31,
(Dollars in Thousands)	2010			2009
	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)(2)	$607,198	$8,411	5.62%	$625,944	$8,934	5.79%
Securities (3)	191,353	1,780	3.77	167,108	2,043	4.96
Other interest-earning assets	20,293	23	0.46	20,113	52	1.05

Total interest-earning assets	818,844	10,214	5.06	813,165	11,029	5.50

Noninterest-earning assets	53,341			44,752

Total assets	$872,185			$857,917

Interest-bearing liabilities:
Deposits:
NOW and money market	$227,257	465	0.83	$195,643	629	1.30
Savings (4)	62,413	79	0.51	61,222	114	0.76
Certificates of deposit (5)	309,427	2,120	2.78	314,610	2,711	3.49

Total interest-bearing deposits	599,097	2,664	1.80	571,475	3,454	2.45

FHLB advances	118,171	1,076	3.69	141,267	1,481	4.25
Subordinated debt	8,248	39	1.92	8,248	71	3.49

Total interest-bearing liabilities	725,516	3,779	2.11	720,990	5,006	2.82

Noninterest-bearing liabilities	67,172			63,396

Total liabilities	792,688			784,386

Total stockholders’ equity	79,497			73,531

Total liabilities and stockholders’ equity	$872,185			$857,917

Net interest-earning assets	$93,328			$92,175

Tax equivalent net interest income (3)		6,435			6,023

Tax equivalent interest rate spread (6)			2.95%			2.68%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.19%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			112.86%			112.78%

Less tax equivalent adjustment (3)		(5)			(1)

Net interest income		$6,430			$6,022

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended March 31, 2010 and 2009
	Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(259)	$(264)	$(523)
Securities (3)	(533)	270	(263)
Other interest-earning assets	(29)	—	(29)

Total interest-earning assets	(821)	6	(815)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(839)	49	(790)
Federal Home Loan Bank advances	(181)	(224)	(405)
Subordinated debt	(32)	—	(32)

Total interest-bearing liabilities	(1,052)	(175)	(1,227)

Change in net interest income (3)	$231	$181	$412

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $320,000 to $170,000 for the three months ended March 31, 2010. The lower provision in 2010 resulted from declines in net loan charge-offs and nonperforming loans. At March 31, 2010, nonperforming loans totaled $3.5 million, compared to $9.5 million at March 31, 2009. Specific reserves relating to nonperforming loans decreased to $246,000 at March 31, 2010 compared to $498,000 at March 31, 2009. Net loan charge-offs were $268,000 for the quarter ended March 31, 2010, compared to $1.3 million for the three months ended March 31, 2009. Contributing to higher loan charge-offs during the first quarter of 2009 was one commercial construction loan totaling $1.0 million.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Service fees	$1,259	$1,191	$68	5.7%
Wealth management fees	1,019	958	61	6.4
Increase in cash surrender value of bank-owned life insurance	71	73	(2)	(2.7)
Net gain on sale of securities	267	137	130	94.9
Net impairment losses recognized in earnings	(171)	(150)	(21)	14.0
Mortgage banking fees	130	139	(9)	(6.5)
Net gain on disposal of equipment	—	104	(104)	(100.0)
Other	38	(308)	346	(112.3)

Total noninterest income	$2,613	$2,144	$469	21.9%

Higher noninterest income for the three months ended March 31, 2010 was primarily attributable to increases in the net gain on sale of securities, service fees, wealth management fees and other noninterest income. The Company realized net gains on the sale of bonds and stocks of $485,000, offset by losses on the sale of bonds of $218,000 during the quarter ended March 31, 2010. Service fees increased as a result of higher electronic banking usage. Wealth management fees increased due to higher market values of trust assets under administration and trust service fees compared to the same period in 2009. Included in other noninterest income were impairment charges of $12,000 and $336,000 that were recorded to reduce the carrying value of the Bank’s investment in two small business investment company limited partnerships during the quarters ended March 31, 2010 and 2009, respectively. The Company recorded OTTI losses related to credit factors on one non-agency mortgage-backed security during the three months ended March 31, 2010. For the first quarter of 2009, the Company reported a gain of $104,000 on the sale of equipment in connection with the sale of the Gales Ferry, Connecticut branch office in January 2009.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

(Dollars in Thousands)	Three Months Ended March 31,
	2010	2009	Dollar Change	Percent Change
Salaries and employee benefits	$4,141	$3,954	$187	4.7%
Occupancy and equipment	1,421	1,455	(34)	(2.3)
Computer and electronic banking services	941	791	150	19.0
Outside professional services	249	220	29	13.2
Marketing and advertising	182	208	(26)	(12.5)
Supplies	141	151	(10)	(6.6)
FDIC deposit insurance and regulatory assessments	339	182	157	86.3
Other	723	633	90	14.2

Total noninterest expenses	$8,137	$7,594	$543	7.2%

Noninterest expenses increased $543,000 for the three months ended March 31, 2010 as compared to the same period in 2009, mainly due to increases in salaries and benefits, FDIC deposit insurance assessments, computer and electronic banking services and other real estate owned expenses. The increase in salaries and benefits was the result of lower deferred loan origination costs associated with a decline in loan originations for 2010 compared to 2009. The increase in the FDIC deposit insurance assessment of $157,000 was attributable to an industry-wide increase in the assessment rate for 2010. Computer and electronic banking services expense rose as a result of increased telecommunication costs and transaction activity.

Income Tax Provision. For the three months ended March 31, 2010, the Company’s income tax expense increased $217,000 due to higher pre-tax income. The effective tax rate for the three months ended March 31, 2010 and 2009 was 33.0% and 31.7%, respectively. The higher effective tax rate for the three months ended March 31, 2010 was due primarily to higher pre-tax income.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of securities and FHLB and subordinated debt borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $33.0 million. Interest-bearing deposits and federal funds sold totaled $18.9 million, which included a $1.5 million certificate of deposit pledged to support a letter of credit for MasterCard’s settlement guarantee program.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $188.3 million at March 31, 2010. In addition, at March 31, 2010, the Company had a potential borrowing capacity of $190.4 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Company had FHLB advances outstanding of $114.1 million and no overnight advances outstanding. Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis. The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the three months ended March 31, 2010, the Company originated $20.3 million of loans and purchased $26.8 million of securities and $7.3 million of loans. For the year ended December 31, 2009, the Company originated $146.3 million of loans and purchased $95.1 million of securities and $40.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank advances and deposits to fund asset growth. The Company experienced a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $9.3 million and $38.1 million for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively. Certificates of deposit due within one year March 31, 2010 totaled $216.8 million, or 31.0%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net decrease of $2.0 million in FHLB advances for the three months ended March 31, 2010 and $23.5 million for the year ended December 31, 2009.

In February 2008, the Company’s Board of Directors approved the repurchase of up to 596,000 shares of the Company’s outstanding common stock. For the three months ended March 31, 2010, the Company repurchased 480 shares of the Company’s common stock at a cost of $3,000. At March 31, 2010, the remaining shares that may be repurchased under this plan totaled 448,972. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2009 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group also has repurchased shares of its common stock. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2010, SI Financial Group had cash and cash equivalents of $4.7 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2009. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2009 and March 31, 2010.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at March 31, 2010 and December 31, 2009 are as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Commitments to extend credit: (1)
Future loan commitments	$5,618	$8,648
Undisbursed construction loans	10,208	9,843
Undisbursed home equity lines of credit	19,566	18,733
Undisbursed commercial lines of credit	11,809	12,390
Overdraft protection lines	1,401	1,425
Standby letters of credit (2)	654	784

Total commitments	$49,256	$51,823

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”). At March 31, 2010, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $757,000. The Bank recognized a write-down of $12,000 and $336,000 on its investment in the SBICs during the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Bank had outstanding commitments to purchase $1.6 million in guaranteed USDA and SBA loans.

For the three months ended March 31, 2010, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4T.	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities for the three months ended March 31, 2010 were as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

January 1 – 31, 2010	—	$—	—	449,452
February 1 – 28, 2010	—	—	—	449,452
March 1 – 31, 2010	480	6.60	480	448,972

Total	480	$6.60	480

(1)

On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of its common stock. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

(2)	This table includes 480 shares withheld from employees to satisfy tax withholding requirements upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Charter of SI Financial Group, Inc. (1)

3.2	Bylaws of SI Financial Group, Inc. (2)

3.3	Amendment to Bylaws of SI Financial Group, Inc. re: age limitation (3)

3.4	Amendment to Bylaws of SI Financial Group, Inc. re: number of directors (4)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

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

SI FINANCIAL GROUP, INC.

Date: May 12, 2010	/S/ RHEO A. BROUILLARD
Rheo A. Brouillard President and Chief Executive Officer (principal executive officer)

Date: May 12, 2010	/S/ BRIAN J. HULL
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)