Form 10-Q
period 2010-06-30
SI Financial Group, Inc.
filed 2010-08-12
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 6, 2010, there were 11,777,496 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts/Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,332	$12,889
Interest-bearing	4,811	2,350
Federal funds sold	27,950	8,965

Total cash and cash equivalents	46,093	24,204

Available for sale securities, at fair value	182,210	183,562
Loans held for sale	1,835	396
Loans receivable (net of allowance for loan losses of $4,878 at June 30, 2010 and $4,891 at December 31, 2009)	606,514	607,692
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,877	8,734
Premises and equipment, net	12,418	12,966
Goodwill and other intangibles	4,179	4,195
Accrued interest receivable	3,333	3,341
Deferred tax asset, net	4,778	6,078
Other real estate owned	1,745	3,680
Prepaid FDIC deposit insurance assessment	3,056	3,549
Other assets	6,009	5,569

Total assets	$889,435	$872,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$68,259	$65,407
Interest-bearing	606,184	593,380

Total deposits	674,443	658,787

Mortgagors’ and investors’ escrow accounts	2,338	3,591
Federal Home Loan Bank advances	114,169	116,100
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	9,077	8,166

Total liabilities	808,275	794,892

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,777,496 and 11,789,202 shares outstanding at June 30, 2010 and December 31, 2009, respectively)	126	126
Additional paid-in-capital	52,226	52,230
Unallocated common shares held by ESOP	(3,068)	(3,230)
Unearned restricted shares	(29)	(193)
Retained earnings	39,964	38,883
Accumulated other comprehensive loss	(20)	(2,389)
Treasury stock at cost (786,254 and 774,548 shares at June 30, 2010 and December 31, 2009, respectively)	(8,039)	(7,965)

Total stockholders’ equity	81,160	77,462

Total liabilities and stockholders’ equity	$889,435	$872,354

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts/Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$8,445	$9,105	$16,856	$18,039
Securities:
Taxable interest	1,567	2,023	3,322	4,048
Tax-exempt interest	14	10	29	13
Dividends	6	13	11	27
Other	26	25	49	77

Total interest and dividend income	10,058	11,176	20,267	22,204

Interest expense:
Deposits	2,453	3,377	5,117	6,831
Federal Home Loan Bank advances	1,036	1,440	2,112	2,921
Subordinated debt	41	59	80	130

Total interest expense	3,530	4,876	7,309	9,882

Net interest income	6,528	6,300	12,958	12,322

Provision for loan losses	252	1,440	422	1,930

Net interest income after provision for loan losses	6,276	4,860	12,536	10,392

Noninterest income:
Total other-than-temporary impairment losses on securities	(194)	—	(365)	(150)
Portion of losses recognized in other comprehensive income	33	—	33	—

Net impairment losses recognized in earnings	(161)	—	(332)	(150)
Service fees	1,318	1,257	2,577	2,448
Wealth management fees	1,035	969	2,054	1,927
Increase in cash surrender value of bank-owned life insurance	72	73	143	146
Net gain on sale of securities	414	117	681	254
Net gain on disposal of equipment	—	—	—	104
Mortgage banking fees	225	199	355	338
Other	34	56	72	(252)

Total noninterest income	2,937	2,671	5,550	4,815

Noninterest expenses:
Salaries and employee benefits	4,070	4,248	8,211	8,202
Occupancy and equipment	1,343	1,351	2,764	2,806
Computer and electronic banking services	953	832	1,894	1,623
Outside professional services	287	249	536	469
Marketing and advertising	208	201	390	409
Supplies	124	131	265	282
FDIC deposit insurance and regulatory assessments	329	690	668	872
Other	851	743	1,574	1,376

Total noninterest expenses	8,165	8,445	16,302	16,039

Income (loss) before income tax provision (benefit)	1,048	(914)	1,784	(832)
Income tax provision (benefit)	335	(295)	578	(269)

Net income (loss)	$713	$(619)	$1,206	$(563)

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.11	$(0.05)
Diluted	$0.06	$(0.05)	$0.11	$(0.05)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Dollars in Thousands, Except Share Amounts/Unaudited)

				Unallocated
				Common			Accumulated
			Additional	Shares	Unearned		Other		Total
	Common Stock		Paid-in	Held	Restricted	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Dollars	Capital	by ESOP	Shares	Earnings	Loss	Stock	Equity

Balance at December 31, 2009	12,563,750	$126	$52,230	$(3,230)	$(193)	$38,883	$(2,389)	$(7,965)	$77,462

Comprehensive income:
Net income	—	—	—	—	—	1,206	—	—	1,206
Net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	2,369	—	2,369

Total comprehensive income									3,575

Cash dividends declared ($0.03 per share)	—	—	—	—	—	(125)	—	—	(125)

Treasury stock purchased	—	—	—	—	—	—	—	(74)	(74)

Equity incentive plan shares earned	—	—	62	—	164	—	—	—	226

Committed to release 16,148 ESOP shares	—	—	(66)	162	—	—	—	—	96

Balance at June 30, 2010	12,563,750	$126	$52,226	$(3,068)	$(29)	$39,964	$(20)	$(8,039)	$81,160

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands/Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,206	$(563)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	422	1,930
Employee stock ownership plan expense	96	81
Equity incentive plan expense	226	376
Amortization (accretion) of investment premiums and discounts, net	223	(112)
Amortization of loan premiums and discounts, net	311	113
Depreciation and amortization of premises and equipment	965	960
Amortization of core deposit intangible	16	21
Amortization of mortgage servicing rights	93	69
Net gain on sale of securities	(681)	(254)
Deferred income tax provision	80	6
Loans originated for sale	(21,449)	(28,830)
Proceeds from sale of loans held for sale	20,061	27,203
Net gain on sale of loans	(240)	(382)
Net gain on disposal of equipment	—	(104)
Net loss on sale of other real estate owned	42	—
Increase in cash surrender value of bank-owned life insurance	(143)	(146)
Impairment losses on securities	332	150
Reduction in carrying value of other real estate owned	242	—
Change in operating assets and liabilities:
Accrued interest receivable	8	212
Other assets	(21)	556
Accrued expenses and other liabilities	1,081	(482)

Net cash provided by operating activities	2,870	804

Cash flows from investing activities:
Purchases of available for sale securities	(58,460)	(37,573)
Proceeds from sales of available for sale securities	33,801	9,558
Proceeds from maturities of and principal repayments on available for sale securities	29,726	29,184
Net decrease in loans	18,791	9,290
Purchases of loans receivable	(19,589)	(21,806)
Proceeds from sale of other real estate owned	2,894	—
Purchases of premises and equipment	(417)	(3,145)
Net cash paid for branch sale	—	(619)

Net cash provided by (used in) investing activities	6,746	(15,111)

Cash flows from financing activities:
Net increase in deposits	15,656	30,020
Net (decrease) increase in mortgagors’ and investors’ escrow accounts	(1,253)	124
Proceeds from Federal Home Loan Bank advances	23,355	4,032
Repayments of Federal Home Loan Bank advances	(25,286)	(15,032)
Cash dividends on common stock	(125)	—
Treasury stock purchased	(74)	(68)
Other, net	—	(3)

Net cash provided by financing activities	12,273	19,073

(continued on next page)

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands/Unaudited)

	Six Months Ended June 30,
	2010	2009

Net change in cash and cash equivalents	21,889	4,766
Cash and cash equivalents at beginning of period	24,204	23,203

Cash and cash equivalents at end of period	$46,093	$27,969

Supplemental cash flow information:
Interest paid	$7,332	$9,945
Income taxes paid, net	1	731
Transfer of loans to other real estate owned	1,243	418

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

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SI Financial Group, Inc. (the “Company”) is the holding company for Savings Institute Bank and Trust Company (the “Bank”). Established in 1842, the Bank is a community-oriented financial institution headquartered in Willimantic, Connecticut. The Bank provides a variety of financial services to individuals, businesses and municipalities through its twenty-one offices in eastern Connecticut. Its primary products include savings, checking and certificate of deposit accounts, residential and commercial mortgage loans, commercial business loans and consumer loans. In addition, wealth management services, which include trust, financial planning, life insurance and investment services, are offered to individuals and businesses through the Bank’s Connecticut offices. SI Trust Servicing, the third-party provider of trust outsourcing services for community banks, expands the wealth management products offered by the Bank, and offers trust services to other community banks. The Company does not conduct any material business other than owning all of the stock of the Bank and making payments on its subordinated debentures it holds.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, 803 Financial Corp., SI Mortgage Company and SI Realty Company, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2009 contained in the Company’s Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the year ending December 31, 2010.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

Reclassifications

Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Income statement amounts totaling $237,000 and $561,000 of net deferred loan origination fees and costs were reclassified from salaries and benefits expense to loan interest and fee income and mortgage banking fees for the three and six months ended June 30, 2009, respectively. Such reclassifications had no effect on net income.

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

Credit Quality of Financing Receivables and the Allowance for Credit Losses – In July 2010, the FASB issued guidance requiring additional disclosures that facilitate financial statement users’ evaluation of: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This amendment is expected to have a significant impact on the disclosures in Company’s consolidated financial statements.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 2. EARNINGS PER SHARE

Basic net income per share is calculated by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares are considered outstanding in the computation of basic earnings per share since the shares participate in dividends and the rights to the dividends are non-forfeitable. Diluted net income per share is computed in a manner similar to basic net income per share except that the weighted average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and six months ended June 30, 2009, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The Company had weighted average anti-dilutive options outstanding of 430,706 and 437,142 for the three and six months ended June 30, 2010, respectively, and 472,750 and 475,525 for the three and six months ended June 30, 2009, respectively. The computation of earnings per share is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Thousands, Except Per Share Amounts)	2010	2009	2010	2009
Net income (loss)	$713	$(619)	$1,206	$(563)

Weighted-average common shares outstanding:
Basic	11,468,378	11,448,292	11,467,339	11,446,797
Effect of dilutive stock options	9,237	—	4,618	—

Diluted	11,477,615	11,448,292	11,471,957	11,446,797

Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.11	$(0.05)
Diluted	$0.06	$(0.05)	$0.11	$(0.05)

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 3. SECURITIES

The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost (1)	Gains	Losses	Value
Debt Securities:
U.S. Government and agency obligations	$28,028	$171	$(75)	$28,124
Government-sponsored enterprises	15,075	330	—	15,405
Mortgage-backed securities:(2)
Agency - residential	92,541	3,955	(16)	96,480
Non-agency - residential	13,889	46	(1,029)	12,906
Non-agency - HELOC	4,157	—	(701)	3,456
Corporate debt securities	10,341	184	(47)	10,478
Collateralized debt obligations	8,129	2	(3,097)	5,034
Obligations of state and political subdivisions	5,756	225	(1)	5,980
Tax-exempt securities	3,210	8	—	3,218
Foreign government securities	100	—	—	100

Total debt securities	181,226	4,921	(4,966)	181,181

Equity securities:
Equity securities - financial services	1,015	39	(25)	1,029

Total available for sale securities	$182,241	$4,960	$(4,991)	$182,210

(1)	Net of OTTI write-downs recognized in earnings.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost (1)	Gains	Losses	Value
Debt Securities:
U.S. Government and agency obligations	$35,945	$393	$(109)	$36,229
Government-sponsored enterprises	13,980	137	(82)	14,035
Mortgage-backed securities:(2)
Agency - residential	89,751	3,467	(119)	93,099
Non-agency - residential	18,690	—	(2,471)	16,219
Non-agency - HELOC	4,328	—	(2,132)	2,196
Corporate debt securities	6,979	355	(13)	7,321
Collateralized debt obligations	8,153	1	(3,116)	5,038
Obligations of state and political subdivisions	5,003	145	(17)	5,131
Tax-exempt securities	3,210	9	—	3,219
Foreign government securities	100	—	—	100

Total debt securities	186,139	4,507	(8,059)	182,587

Equity securities:
Equity securities - financial services	1,043	19	(87)	975

Total available for sale securities	$187,182	$4,526	$(8,146)	$183,562

(1)	Net of OTTI write-downs recognized in earnings, other than such noncredit-related amounts reclassified on January 1, 2009 as a cumulative effect adjustment for a change in accounting principle.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at June 30, 2010 are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(Dollars in Thousands)	Cost	Value

Within 1 year	$5,122	$5,178
After 1 but within 5 years	25,314	25,892
After 5 but within 10 years	10,723	10,735
After 10 years	29,480	26,534

	70,639	68,339
Mortgage-backed securities	110,587	112,842

Total debt securities	$181,226	$181,181

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

The following is a summary of realized gains and losses on the sale of securities for the three and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009

Gross gains on sales	$414	$117	$899	$481
Gross losses on sales	—	—	(218)	(227)

Net gain on sale of securities	$414	$117	$681	$254

Proceeds from the sale of available for sale securities were $24.7 million and $33.8 million for the three and six months ended June 30, 2010, respectively, and $1.1 million and $9.6 million for the three and six months ended June 30, 2009, respectively.

The following tables present information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

June 30, 2010:	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency obligations	$13,323	$61	$1,118	$14	$14,441	$75
Mortgage-backed securities:
Agency - residential	2,450	16	—	—	2,450	16
Non-agency - residential	—	—	8,679	1,029	8,679	1,029
Non-agency - HELOC	—	—	3,456	701	3,456	701
Corporate debt securities	2,170	47	—	—	2,170	47
Collateralized debt obligations	41	121	4,903	2,976	4,944	3,097
Obligations of state and political subdivisions	752	1	—	—	752	1
Equity securities - financial services	—	—	734	25	734	25

Total	$18,736	246	$18,890	$4,745	$37,626	$4,991

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

December 31, 2009:	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency obligations	$17,114	$90	$1,631	$19	$18,745	$109
Government-sponsored enterprises	5,899	82	—	—	5,899	82
Mortgage-backed securities:
Agency - residential	11,126	119	—	—	11,126	119
Non-agency - residential	5,094	80	11,125	2,391	16,219	2,471
Non-agency - HELOC	—	—	2,196	2,132	2,196	2,132
Corporate debt securities	995	13	—	—	995	13
Collateralized debt obligations	1,337	826	3,613	2,290	4,950	3,116
Obligations of state and political subdivisions	483	17	—	—	483	17
Equity securities - financial services	201	62	734	25	935	87

Total	$42,249	$1,289	$19,299	$6,857	$61,548	$8,146

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

At June 30, 2010, forty-one debt securities with gross unrealized losses had aggregate depreciation of 11.7% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s non-agency mortgage-backed securities and collateralized debt obligations as discussed below.

Debt Securities:

U.S. Government and Agency Obligations and Government-Sponsored Enterprises. The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed Securities - Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, three non-agency mortgage-backed securities displayed market pricing below book value and were rated below investment grade at June 30, 2010. At June 30, 2010, management evaluated credit rating details for the tranche owned, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company previously recorded OTTI on one of these non-agency mortgage-backed securities totaling $738,000 related to credit and recognized additional credit-related losses of $161,000 during the quarter ended June 30, 2010. The Company did not record any further impairment losses at June 30, 2010 because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. See the table of non-agency mortgage-backed securities rated below investment grade as of June 30, 2010 for more details.

Mortgage-backed Securities - Non-agency - HELOC. The unrealized loss on the Company’s non-agency—HELOC mortgage-backed security is related to one security whose market has been illiquid. This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance. At June 30, 2010, management evaluated credit rating details, collateral support and loss analyses. All of the unrealized losses on this security relate to factors other than credit. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at June 30, 2010.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI review and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations. The Company previously recorded OTTI losses on three PTPS investments totaling $1.2 million related to credit factors. At June 30, 2010, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at June 30, 2010. See the table of collateralized debt obligations rated below investment grade as of June 30, 2010 for more details.

Equity Securities:

The Company’s investments in marketable equity securities consist of common and preferred stock of companies in the financial services sector. Management evaluated the near-term prospects of the

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at June 30, 2010.

As of June 30, 2010, for debt securities with OTTI losses, the Company estimated the portion of loss attributable to credit using a discounted cash flow model in accordance with applicable guidance. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for the collateralized debt obligations included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party valuation firm to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss, if any. To the extent that continued changes in interest rates, credit movements and other factors that influence fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table details the Company’s non-agency mortgage-backed security holdings that are rated below investment grade as of June 30, 2010 (dollars in thousands).

							Total	Credit
			Gross	Gross		Lowest	Credit-	Support
		Amortized	Unrealized	Unrealized	Fair	Credit	Related	Coverage
Security	Class (1)	Cost	Gains	Losses	Value	Rating (2)	OTTI (3)	Ratios (4)

MBS 1	SSNR, AS	$3,176	$—	$498	$2,678	CCC	$—	1.016
MBS 2	SSUP, AS	606	—	33	573	CC	899	0.512
MBS 3	PT, AS	511	—	10	501	CCC	—	0.878

		$4,293	$—	$541	$3,752		$899

(1)	Class definitions: PT - Pass Through, AS - Accelerated, SSNR - Super Senior and SSUP - Senior Support.
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2010.
(4)

The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: current collateral support/((60 day delinquencies x .60)+(90 day delinquencies x .70)+(foreclosures x 1.00) + (other real estate x 1.00)) x .40 for loss severity.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

The following table details the Company’s collateralized debt obligations that are rated below investment grade as of June 30, 2010 (dollars in thousands).

								% of Current
							Total	Defaults and
			Gross	Gross		Lowest	Credit-	Deferrals to
		Amortized	Unrealized	Unrealized	Fair	Credit	Related	Total
Security	Class	Cost	Gains	Losses	Value	Rating (1)	OTTI (2)	Collateral

CDO 1	B1	$1,000	$—	$363	$637	B+	$—	9.0
CDO 2	B3	1,000	—	367	633	B+	—	9.0
CDO 3	MEZ	88	2	—	90	CC	35	25.9
CDO 4	B	1,480	—	866	614	CCC+	376	21.1
CDO 5	C	163	—	122	41	C	809	23.8
CDO 6	A2	2,629	—	799	1,830	B+	—	28.4
CDO 7	A1	1,769	—	580	1,189	BB	—	31.4

		$8,129	$2	$3,097	$5,034		$1,220

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through June 30, 2010.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and six months ended June 30, 2010.

	Three Months	Six Months
	Ended	Ended
(Dollars in Thousands)	June 30, 2010	June 30, 2010

Balance at beginning of period	$1,958	$1,787
Amounts related to credit for which OTTI losses were not previously recognized	—	—
Additional credit losses for which OTTI losses were previously recognized	161	332

Balance at end of period	$2,119	$2,119

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Real estate loans:
Residential - 1 to 4 family	$292,447	$306,244
Multi-family and commercial	161,798	159,781
Construction	9,327	11,400

Total real estate loans	463,572	477,425

Consumer loans:
Home equity	23,961	22,573
Other	3,478	3,513

Total consumer loans	27,439	26,086

Commercial business loans:
SBA & USDA guaranteed	90,777	77,310
Other	28,075	30,239

Total commercial business loans	118,852	107,549

Total loans	609,863	611,060

Deferred loan origination costs, net of fees	1,529	1,523
Allowance for loan losses	(4,878)	(4,891)

Loans receivable, net	$606,514	$607,692

The following is a summary of information pertaining to impaired loans and nonaccrual loans.

	June 30,	December 31,
(Dollars in Thousands)	2010	2009

Impaired loans without valuation allowance	$4,847	$2,107
Impaired loans with valuation allowance	2,222	967

Total impaired loans	$7,069	$3,074

Valuation allowance related to impaired loans	$516	$267

Average recorded investment in impaired loans	$6,353	$7,808

Nonaccrual loans	$4,267	$3,007

Loans past due 90 days or more and still accruing	$—	$—

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009

Land	$2,098	$2,098
Buildings	6,054	6,043
Leasehold improvements	7,747	7,736
Furniture and equipment	11,023	10,711
Construction in process	8	—

	26,930	26,588
Accumulated depreciation and amortization	(14,512)	(13,622)

Premises and equipment, net	$12,418	$12,966

At June 30, 2010, construction in process primarily related to incidental branch improvements.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items along with net income are components of comprehensive income.

Other comprehensive income, which is comprised solely of the changes in unrealized gains and losses on available for sale securities, for the six months ended June 30, 2010 is as follows:

	Before Tax	Tax	Net of Tax
(Dollars in Thousands)	Amount	Effects	Amount

Unrealized holding gains on available for sale securities	$3,451	$(1,173)	$2,278
Credit portion of OTTI losses recognized in net income	332	(113)	219
Noncredit portion of OTTI losses on available for sale securities	487	(166)	321
Reclassification adjustment for gains recognized in net income	(681)	232	(449)

Unrealized holding gains on available for sale securities, net of taxes	$3,589	$(1,220)	$2,369

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

The components of accumulated other comprehensive loss included in stockholders’ equity are as follows:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009

Securities:

Net unrealized gains on securities	$988	$2,003
Tax effect	(335)	(681)

Net of tax amount	653	1,322

Noncredit portion of OTTI losses on available for sale securities	(1,019)	(1,506)
Tax effect	346	512

Net of tax amount	(20)	328

Cumulative effect of adoption of securities impairment guidance	—	(2,717)

Accumulated other comprehensive loss	$(20)	$(2,389)

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

At June 30, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject and the Bank was considered “well capitalized” under regulatory guidelines at each of those dates.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of June 30, 2010 and December 31, 2009.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
June 30, 2010	Actual		Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$75,324	14.84%	$40,606	8.00%	$50,757	10.00%
Tier I Risk-Based Capital Ratio	70,633	13.91	20,311	4.00	30,467	6.00
Tier I Capital Ratio	70,633	8.08	34,967	4.00	43,709	5.00
Tangible Equity Ratio	70,633	8.08	13,113	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
December 31, 2009	Actual		Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital Ratio	$74,095	14.30%	$41,452	8.00%	$51,815	10.00%
Tier I Risk-Based Capital Ratio	69,201	13.36	20,719	4.00	31,078	6.00
Tier I Capital Ratio	69,201	8.02	34,514	4.00	43,143	5.00
Tangible Equity Ratio	69,201	8.02	12,943	1.50	N/A	N/A

NOTE 8. INCOME TAXES

The Company does not have any uncertain tax positions as of June 30, 2010 which require accrual or disclosure. In accordance with the provisions of applicable accounting guidance, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.

The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s consolidated statements of operations.

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

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

•

Securities available for sale. Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes Interactive Data Corp. (“IDC”), a third-party, nationally-recognized pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management, which resulted in no adjustments to the IDC pricing as of June 30, 2010. Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults and changes in credit rating as described in Note 3 and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

•	Federal Home Loan Bank stock. The carrying value of Federal Home Loan Bank (“FHLB”) stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

•	Loans held for sale. The fair value of loans held for sale is estimated using quoted market prices.

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

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents available for sale securities, representing the balances of assets, measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. There were no liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. The Company had no significant transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2010.

	June 30, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total

U.S. Government and agency obligations	$1,021	$27,103	$—	$28,124
Government-sponsored enterprises	—	15,405	—	15,405
Mortgage-backed securities	—	112,842	—	112,842
Corporate debt securities	—	10,478	—	10,478
Collateralized debt obligations	—	—	5,034	5,034
Obligations of state and political subdivisions	—	5,980	—	5,980
Tax-exempt securities	—	3,218	—	3,218
Foreign government securities	—	100	—	100
Equity securities	302	727	—	1,029

Total assets at fair value	$1,323	$175,853	$5,034	$182,210

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total

U.S. Government and agency obligations	$1,939	$34,290	$—	$36,229
Government-sponsored enterprises	—	14,035	—	14,035
Mortgage-backed securities	—	111,514	—	111,514
Corporate debt securities	—	7,321	—	7,321
Collateralized debt obligations	—	—	5,038	5,038
Obligations of state and political subdivisions	—	5,131	—	5,131
Tax-exempt securities	—	3,219	—	3,219
Foreign government securities	—	100	—	100
Equity securities	247	728	—	975

Total assets at fair value	$2,186	$176,338	$5,038	$183,562

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(Dollars in Thousands)

Balance at January 1, 2010	$5,038
Transfers to/from level 3	—
Impairment charges included in net income	—
Decrease in fair value of securities included in other comprehensive income	(4)

Balance at June 30, 2010	$5,034

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or adjustments of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of June 30, 2010 and 2009. The losses represent the amount of adjustments recorded on assets held at June 30, 2010 and 2009. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and 2009.

				Three Months Ended	Six Months Ended
	At June 30, 2010			June 30, 2010	June 30, 2010
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$1,706	$373	$397
Other real estate owned	—	—	1,745	242	242

Total assets	$—	$—	$3,451	$615	$639

				Three Months Ended	Six Months Ended
	At June 30, 2009			June 30, 2009	June 30, 2009
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total Gains	Total Gains
Impaired loans	$—	$—	$872	$35	$624

Total assets	$—	$—	$872	$35	$624

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less selling costs. The Company recognized losses of $242,000 for the three and six months ended June 30, 2010 to reduce the carrying value on other real estate owned at June 30, 2010. There were no recognized losses on other real estate owned for the three and six months ended June 30, 2009.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are presented in the following table. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2010 and December 31, 2009. The estimated fair value amounts at June 30, 2010 and December 31, 2009 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2009 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009 AND DECEMBER 31, 2009

As of June 30, 2010 and December 31, 2009, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value

Financial Assets:
Noninterest-bearing deposits	$13,332	$13,332	$12,889	$12,889
Interest-bearing deposits	4,811	4,811	2,350	2,350
Federal funds sold	27,950	27,950	8,965	8,965
Available for sale securities	182,210	182,210	183,562	183,562
Loans held for sale	1,835	1,835	396	396
Loans receivable, net	606,514	612,161	607,692	609,155
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,333	3,333	3,341	3,341

Financial Liabilities:
Savings deposits	63,590	63,590	61,312	61,312
Demand deposits, negotiable orders of withdrawal and money market accounts	307,797	307,797	286,166	286,166
Certificates of deposit	303,056	306,750	311,309	315,777
Mortgagors’ and investors’ escrow accounts	2,338	2,338	3,591	3,591
Federal Home Loan Bank advances	114,169	119,265	116,100	118,693
Junior subordinated debt owed to unconsolidated trust	8,248	5,480	8,248	5,734

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are immaterial at June 30, 2010 and December 31, 2009.

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

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of June 30, 2010 and December 31, 2009 and its results of operations for the three and six months ended June 30, 2010 and 2009. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in this Form 10-Q and in the Company’s Annual Report on Form 10-K and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Assets:

Summary. Total assets increased $17.1 million, or 2.0%, to $889.4 million at June 30, 2010 from $872.4 million at December 31, 2009, primarily due to increases of $21.9 million in cash and cash equivalents and $1.4 million in loans held for sale, offset by decreases of $1.9 million in other real estate owned, $1.4 million in securities, $1.3 million in net deferred tax assets and $1.2 million in net loans receivable. Cash and cash equivalents increased as a result of an increase in deposits. During the first half of 2010, the Company acquired four properties with a carrying value of $1.1 million and sold seven other real estate owned properties with an aggregate carrying value of $2.9 million. The sale of U.S. government and agency obligations contributed to the decline in securities. The reduction in net unrealized losses on available for sale securities resulted in a decrease in net deferred tax assets.

Loans Receivable, Net. The net loan portfolio decreased $1.2 million. Loan originations decreased $40.6 million, or 44.5%, during 2010 as related to the comparable period in 2009 due to reduced demand and more prudent underwriting standards, as a result of adverse economic conditions. Changes in the loan portfolio consisted of the following:

•

Residential Mortgage Loans. Residential mortgage loans continue to represent the largest segment of the Company’s loan portfolio at June 30, 2010, comprising 48.0% of the total loan portfolio. Residential mortgage loans decreased $13.8 million, or 4.5%. Contributing to the decrease was the sale of $20.0 million of longer-term fixed-rate residential mortgage loans. Loan originations for residential mortgage loans decreased $43.4 million for the first half of 2010 compared to the same period in 2009.

•

Commercial Loans. At June 30, 2010, the commercial loan portfolio, which includes multi-family and commercial mortgage and commercial business loans, represented 46.0% of total loans. Multi-family and commercial mortgage loans increased $2.0 million, or 1.3%. Loan originations for multi-family and commercial mortgage loans increased $1.4 million during the first six months of 2010 compared to the same period in 2009. Commercial business loans increased $11.3 million, or 10.5%, for 2010 primarily due to the purchase of $19.6 million in United States Department of Agriculture (“USDA”) and Small Business Administration (“SBA”) loans that are fully guaranteed by the U.S. Government. As a result of the reduced loan demand, loan originations for commercial business loans declined $322,000 during the first half of 2010 compared to the first half of 2009.

•

Consumer Loans. Consumer loans represent 4.5% of the Company’s total loan portfolio. Consumer loans increased $1.4 million during the first half of 2010. Increases in home equity loans of $1.4 million were offset by decreases in other consumer loans. Loan originations for consumer loans, primarily home equity lines of credit, increased $1.8 million for the six months ended June 30, 2010 from the comparable period in 2009.

The allowance for loan losses totaled $4.9 million at June 30, 2010 and December 31, 2009. The ratio of the allowance for loan losses to total loans remained unchanged at 0.80% at June 30, 2010 and December 31, 2009. The USDA and SBA loan purchases, which are fully guaranteed by the full faith and credit of the U.S. government, required no allowance for loan losses.

The following table summarizes the activity in the allowance for loan losses at and for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Balance at beginning of period	$4,793	$5,271	$4,891	$6,047

Provision for loan losses	252	1,440	422	1,930
Loans charged-off	(172)	(1,714)	(442)	(2,998)
Recoveries of loans previously charged-off	5	4	7	22

Balance at end of period	$4,878	$5,001	$4,878	$5,001

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Nonaccrual loans:
Real estate loans	$3,847	$2,972
Commercial business loans	420	35

Total nonaccrual loans	4,267	3,007

Real estate owned, net	1,745	3,680

Total nonperforming assets	6,012	6,687

Accruing troubled debt restructurings	2,574	67

Total nonperforming assets and troubled debt restructurings	$8,586	$6,754

Total nonperforming loans to total loans	0.70%	0.49%
Total nonperforming loans to total assets	0.48%	0.34%
Total nonperforming assets and troubled debt restructurings to total assets	0.97%	0.77%

Other real estate owned decreased $1.9 million from December 31, 2009 to June 30, 2010, primarily as a result of the sale of five residential and two commercial properties with an aggregate carrying value of $2.9 million. During the first half of 2010, the Company acquired one commercial and three residential properties with a carrying value totaling $1.1 million and reduced the carrying value of one commercial property in the amount of $111,000.

As of June 30, 2010, troubled debt restructurings increased $3.5 million as a result of interest rate concessions for two commercial mortgage loans. The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:

Summary. Total liabilities increased $13.4 million, or 1.7%, from December 31, 2009 to June 30, 2010 primarily as a result of increases in deposits of $15.7 million, offset by a decrease in FHLB advances of $1.9 million. Deposits increased 2.4% to $674.4 million at June 30, 2010. Interest-bearing deposits increased $12.8 million, or 2.2%, which included increases in NOW and money market accounts of $18.8 million and savings accounts of $2.3 million, offset by a decrease in certificates of deposit of $8.3 million. Noninterest-bearing deposits increased $2.9 million. Deposit growth was the result of marketing and promotional initiatives, as well as competitively-priced deposit products. Borrowings decreased $1.9 million to $122.4 million at June 30, 2010, resulting from net repayments of FHLB advances.

Equity:

Summary. Total stockholders’ equity increased $3.7 million from $77.5 million at December 31, 2009 to $81.2 million at June 30, 2010. The increase in stockholders’ equity was attributable to a decrease in net unrealized losses on securities aggregating $2.4 million (net of taxes) and earnings of $1.2 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss is comprised solely of the unrealized gains and losses on available for sale securities, net of taxes. Net unrealized losses on securities, net of taxes, totaled $20,000 and $2.4 million at June 30, 2010 and December 31, 2009, respectively. Unrealized losses on available for sale securities resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses relate to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

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

Summary. The Company recorded net income of $713,000 for the three months ended June 30, 2010, an increase of $1.3 million, compared to a net loss of $619,000 for the three months ended June 30, 2009. The increase in net income was due to increases in noninterest income and net interest income and decreases in the provision for loan losses and noninterest expenses.

The Company reported net income of $1.2 million for the six months ended June 30, 2010, an increase of $1.8 million, compared to a net loss of $563,000 for the six months ended June 30, 2009. The increase in net income was due to increases in noninterest income and net interest income and a decrease in the provision for loan losses, offset by an increase in noninterest expenses.

Interest and Dividend Income. Total interest and dividend income decreased $1.1 million, or 10.0%, for the second quarter of 2010, primarily due to lower yields on interest-earning assets, offset by an increase in the average balance of securities. The yield on interest-earning assets decreased 66 basis points to 4.81% for the second quarter of 2010 from 5.47% for the same period in 2009, as a result of lower market interest rates. The average balance of securities increased $21.6 million, while the rate earned declined from 4.66% to 3.23%. Lower rates on securities were impacted by both a decrease in market interest rates and the composition of the portfolio resulting, in part, from a shift from U.S. government and agency obligations and non-agency mortgage-backed securities to corporate debt securities and agency mortgage-backed securities. The average balance of loans decreased $18.9 million and the rate earned declined 25 basis points to 5.56% for the quarter ended June 30, 2010. The average balance of federal funds and other interest-earning assets increased $17.0 million, offset by a decline in yield of 34 basis points, resulting from lower market interest rates.

For the six months ended June 30, 2010, interest and dividend income decreased $1.9 million, or 8.7%, to $20.3 million due to a lower yield earned on interest-earning assets, offset by an increase in the average balance of interest-earning assets of $12.7 million, of which average securities increased $22.9 million. The yield on interest-earning assets decreased 56 basis points to 4.93%, with the yield on securities contributing the largest decrease of 132 basis points to 3.49%. The Company experienced declines in the balance of loans of $18.8 million and the yield on loans of 21 basis points. The decrease in yields were due to lower market interest rates.

Interest Expense. Interest expense decreased $1.3 million, or 27.6%, to $3.5 million for the second quarter of 2010 compared to $4.9 million for the comparable period in 2009, as a result of a decrease in the rates paid on interest-bearing liabilities and a lower average balance of FHLB advances, offset by an increase of $30.6 million in the average balance of deposits. Overall, rates continued to decline in 2010 as a result of the lower interest rate environment. NOW and money market accounts increased $39.8 million, offset by a decrease in the average rate paid of 38 basis points. The average balance on certificates of deposit decreased $11.2 million and the rate paid decreased 89 basis points to 2.54%. The average balance of FHLB advances decreased $22.4 million and the average yield decreased 59 basis points to 3.64% for the second quarter of 2010. The reduction in the average yield on FHLB advances was the result of debt restructuring and extending the maturities of certain FHLB advances during the second half of 2009 and the first half of 2010 to benefit from the low interest rate environment. Rates on subordinated borrowings decreased 88 basis points due to a reduction in the three-month LIBOR rate.

Interest expense decreased $2.6 million for the six months ended June 30, 2010 as compared to the same period in 2009, resulting from decreases in the rates paid on deposits and borrowings and a $22.7 million decrease in the average balance of FHLB advances, offset by an increase in average deposits of $29.1 million. Rates paid on average deposits decreased 69 basis points from 2.39% to 1.70%. The rates paid on FHLB advances and subordinated debt decreased 57 basis points and 122 basis points, respectively. Contributing to higher average deposits were increases in NOW and money market accounts and savings accounts of $35.7 million and $1.6 million, respectively, offset by a decrease of $8.2 million in certificates of deposit accounts.

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

	At or For the Three Months Ended June 30,
	2010			2009
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1) (2)	$609,405	$8,445	5.56%	$628,354	$9,105	5.81%
Securities (3)	197,845	1,592	3.23	176,213	2,048	4.66
Other interest-earning assets	31,973	26	0.33	14,983	25	0.67

Total interest-earning assets	839,223	10,063	4.81	819,550	11,178	5.47

Noninterest-earning assets	51,962			48,221

Total assets	$891,185			$867,771

Interest-bearing liabilities:
Deposits:
NOW and money market	$241,550	439	0.73	$201,760	557	1.11
Savings (4)	65,628	82	0.50	63,580	111	0.70
Certificates of deposit (5)	305,490	1,932	2.54	316,710	2,709	3.43

Total interest-bearing deposits	612,668	2,453	1.61	582,050	3,377	2.33

FHLB advances	114,153	1,036	3.64	136,545	1,440	4.23
Subordinated debt	8,248	41	1.99	8,248	59	2.87

Total interest-bearing liabilities	735,069	3,530	1.93	726,843	4,876	2.69

Noninterest-bearing liabilities	75,403			66,713

Total liabilities	810,472			793,556

Total stockholders’ equity	80,713			74,215

Total liabilities and stockholders’ equity	$891,185			$867,771

Net interest-earning assets	$104,154			$92,707

Tax equivalent net interest income (3)		6,533			6,302
Tax equivalent interest rate spread (6)			2.88%			2.78%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.12%			3.08%

Average of interest-earning assets to average interest-bearing liabilities			114.17%			112.75%

Less tax equivalent adjustment (3)		(5)			(2)

Net interest income		$6,528			$6,300

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Six Months Ended June 30,
	2010			2009
			Average			Average
	Average	Interest &	Yield/	Average	Interest &	Yield/
(Dollars in Thousands)	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1) (2)	$608,308	$16,856	5.59%	$627,156	$18,039	5.80%
Securities (3)	194,617	3,372	3.49	171,686	4,091	4.81
Other interest-earning assets	26,164	49	0.38	17,534	77	0.89

Total interest-earning assets	829,089	20,277	4.93	816,376	22,207	5.49

Noninterest-earning assets	52,648			46,495

Total assets	$881,737			$862,871

Interest-bearing liabilities:
Deposits:
NOW and money market	$234,443	904	0.78	$198,718	1,186	1.20
Savings (4)	64,030	161	0.51	62,408	225	0.73
Certificates of deposit (5)	307,447	4,052	2.66	315,666	5,420	3.46

Total interest-bearing deposits	605,920	5,117	1.70	576,792	6,831	2.39

FHLB advances	116,151	2,112	3.67	138,893	2,921	4.24
Subordinated debt	8,248	80	1.96	8,248	130	3.18

Total interest-bearing liabilities	730,319	7,309	2.02	723,933	9,882	2.75

Noninterest-bearing liabilities	71,310			65,063

Total liabilities	801,629			788,996

Total stockholders’ equity	80,108			73,875

Total liabilities and stockholders’ equity	$881,737			$862,871

Net interest-earning assets	$98,770			$92,443

Tax equivalent net interest income (3)		12,968			12,325
Tax equivalent interest rate spread (6)			2.91%			2.74%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.15%			3.04%

Average of interest-earning assets to average interest-bearing liabilities			113.52%			112.77%

Less tax equivalent adjustment (3)		(10)			(3)

Net interest income		$12,958			$12,322

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended			Six Months Ended
	June 30, 2010 and 2009			June 30, 2010 and 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(390)	$(270)	$(660)	$(650)	$(533)	$(1,183)
Securities (3)	(685)	229	(456)	(1,216)	497	(719)
Other interest-earning assets	(17)	18	1	(56)	28	(28)

Total interest-earning assets	(1,092)	(23)	(1,115)	(1,922)	(8)	(1,930)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(931)	7	(924)	(1,770)	56	(1,714)
Federal Home Loan Bank advances	(186)	(218)	(404)	(366)	(443)	(809)
Subordinated debt	(18)	—	(18)	(50)	—	(50)

Total interest-bearing liabilities	(1,135)	(211)	(1,346)	(2,186)	(387)	(2,573)

Change in net interest income (3)	$43	$188	$231	$264	$379	$643

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $1.2 million and $1.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The lower provision in 2010 resulted from declines in nonperforming loans and net loan charge-offs, predominately in commercial real estate loans. At June 30, 2010, nonperforming loans totaled $4.3 million, compared to $8.6 million at June 30, 2009. Specific reserves relating to nonperforming loans increased to $516,000 at June 30, 2010, compared to $252,000 at June 30, 2009. Net loan charge-offs were $167,000 and $435,000 for the three and six months ended June 30, 2010, respectively, compared to $1.7 million and $3.0 million for the three and six months ended June 30, 2009, respectively. Higher loan charge-offs during the first half of 2009 primarily related to two commercial construction relationships aggregating $2.3 million.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Service fees	$1,318	$1,257	$61	4.9%	$2,577	$2,448	$129	5.3%
Wealth management fees	1,035	969	66	6.8	2,054	1,927	127	6.6
Increase in cash surrender value of bank-owned life insurance	72	73	(1)	(1.4)	143	146	(3)	(2.1)
Net gain on sale of securities	414	117	297	253.8	681	254	427	168.1
Net impairment losses recognized in earnings	(161)	—	(161)	0.0	(332)	(150)	(182)	121.3
Mortgage banking fees	225	199	26	13.1	355	338	17	5.0
Net gain on disposal of equipment	—	—	—	0.0	—	104	(104)	(100.0)
Other	34	56	(22)	(39.3)	72	(252)	324	(128.6)

Total noninterest income	$2,937	$2,671	$266	10.0%	$5,550	$4,815	$735	15.3%

Contributing to higher noninterest income for 2010 were increases in the net gain on the sale of securities, wealth management fees, service fees and, for the six month period, other noninterest income. Increases in the net gains on the sale of securities totaling $297,000 and $427,000 were reported for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Higher wealth management fees of $66,000 and $127,000 resulted from an increase in trust service fees for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Service fees increased $61,000 and $129,000 for the quarter and first half of 2010 primarily due to higher electronic banking usage. The Company recorded other-than-temporary impairment charges on certain securities totaling $161,000 and $332,000 for the three and six months ended June 30, 2010, respectively, compared to $0 and $150,000 for the three and six months ended June 30, 2009, respectively. The increase in other noninterest income for the first half of 2010 was the result of impairment charges of $12,000 for the six months ended June 30, 2010 that were recorded to reduce the carrying value in the Bank’s investment in two small business investment company limited partnerships compared to $336,000 for the six months ended June 30, 2009.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Salaries and employee benefits	$4,070	$4,248	$(178)	(4.2)%	$8,211	$8,202	$9	0.1%
Occupancy and equipment	1,343	1,351	(8)	(0.6)	2,764	2,806	(42)	(1.5)
Computer and electronic banking services	953	832	121	14.5	1,894	1,623	271	16.7
Outside professional services	287	249	38	15.3	536	469	67	14.3
Marketing and advertising	208	201	7	3.5	390	409	(19)	(4.6)
Supplies	124	131	(7)	(5.3)	265	282	(17)	(6.0)
FDIC deposit insurance and regulatory assessments	329	690	(361)	(52.3)	668	872	(204)	(23.4)
Other	851	743	108	14.5	1,574	1,376	198	14.4

Total noninterest expenses	$8,165	$8,445	$(280)	(3.3)%	$16,302	$16,039	$263	1.6%

Salaries and employee benefits were lower for the quarter ended June 30, 2010 partly due to a reduction in share-based compensation expense. For both the three and six months ended June 30, 2010, the Company experienced increases in costs associated with other real estate owned and in computer and electronic banking services expense as a result of increased telecommunications costs and transaction activity. Noninterest expenses for the second quarter of 2009 reflected an FDIC-imposed industry-wide 5 basis point special assessment of $393,000 and prepayment penalties totaling $111,000 for the early extinguishment of Federal Home Loan Bank borrowings.

Income Tax Provision. For the three and six months ended June 30, 2010, the Company’s income tax expense increased $630,000 and $847,000, respectively, due to increases in pre-tax income. The effective tax rate for the three months ended June 30, 2010 and 2009 was 32.0% and 32.3%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 32.4% and 32.3%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments and sales, maturities and sales of investment securities and FHLB and subordinated debt borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and loan and security sales are greatly influenced by general interest rates, economic conditions and competition.

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $46.1 million. Interest-bearing deposits and federal funds sold totaled $32.8 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $182.2 million at June 30, 2010. In addition, at June 30, 2010, the Company had a potential borrowing capacity of $187.7 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Company had FHLB advances outstanding of $114.2 million and no overnight advances outstanding. Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis. The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the six months ended June 30, 2010, the Company originated $50.6 million of loans and purchased $58.5 million of securities and $19.6 million of loans. For the year ended December 31, 2009, the Company originated $146.3 million of loans and purchased $95.1 million of securities and $40.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank advances and deposits to fund asset growth. The Company experienced a net increase in total deposits, offset by a decrease in mortgagors’ and investors’ escrow accounts, of $14.4 million for the six months ended June 30, 2010 and a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $38.1 million for the year ended December 31, 2009, respectively. Certificates of deposit due within one year of June 30, 2010 totaled $175.1 million, or 26.0%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net decrease of $1.9 million in Federal Home Loan Bank advances for the six months ended June 30, 2010 and $23.5 million for the year ended December 31, 2009.

In February 2008, the Company’s Board of Directors approved the repurchase of up to 596,000 shares of the Company’s outstanding stock. For the six months ended June 30, 2010, the Company repurchased 11,706 shares of the Company’s common stock, which represents the shares withheld from employees to satisfy tax withholding obligations, at a cost of $74,000. At June 30, 2010, the remaining shares that may be repurchased under this plan totaled 499,336. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2009 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group also has repurchased shares of its common stock. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2010, SI Financial Group had cash and cash equivalents of $4.6 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2009. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2009 and June 30, 2010.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
(Dollars in Thousands)	2010	2009
Commitments to extend credit: (1)
Future loan commitments	$14,057	$8,648
Undisbursed construction loans	9,272	9,843
Undisbursed home equity lines of credit	20,908	18,733
Undisbursed commercial lines of credit	13,369	12,390
Overdraft protection lines	1,390	1,425
Standby letters of credit (2)	717	784

Total commitments	$59,713	$51,823

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”). At June 30, 2010, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $757,000. The Bank recognized write-downs of $12,000 and $336,000 on its investment in the SBICs during the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the Bank had outstanding commitments to purchase $6.8 million in guaranteed USDA and SBA loans.

For the six months ended June 30, 2010, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4(T).	Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recently enacted regulatory reform may have a material impact on our operations. On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Other than the aforementioned risk factor, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s repurchases of equity securities for the three months ended June 30, 2010 were as follows:

			Total Number	Maximum
			of Shares	Number of Shares
	Total	Average	Purchased as	that May Yet be
	Number of	Price	Part of Publicly	Purchased Under
	Shares	Paid	Announced Plans	the Plans or
Period	Purchased(1)(2)	Per Share	or Programs	Programs
April 1 - 30, 2010	—	$—	—	499,336
May 1 - 31, 2010	11,226	6.34	11,226	499,336
June 1 - 30, 2010	—	—	—	499,336

Total	11,226	$6.34	11,226

(1)

On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of its common stock. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

(2)

This table includes 11,226 shares withheld from employees to satisfy tax withholding requirements upon the vesting of restricted stock awards. These shares are not included in the total number of shares purchased as part of the Company’s publicly announced plans.

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

SI FINANCIAL GROUP, INC.

Date: August 12, 2010	/S/ RHEO A. BROUILLARD
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2010	/S/ BRIAN J. HULL
Brian J. Hull
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and accounting officer)