Form 10-Q
period 2010-09-30
SI Financial Group, Inc.
filed 2010-11-15
CIK 1292580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 5, 2010, there were 11,777,496 shares of the registrant’s common stock outstanding.

SI FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Amounts/Unaudited)

	September 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$11,755	$12,889
Interest-bearing	4,508	2,350
Federal funds sold	35,595	8,965

Total cash and cash equivalents	51,858	24,204

Trading securities, at fair value	526	—
Available for sale securities, at fair value	173,248	183,562
Loans held for sale	7,093	396
Loans receivable (net of allowance for loan losses of $4,996 at September 30, 2010 and $4,891 at December 31, 2009)	604,609	607,692
Federal Home Loan Bank stock, at cost	8,388	8,388
Bank-owned life insurance	8,950	8,734
Premises and equipment, net	12,184	12,966
Goodwill and other intangibles	4,171	4,195
Accrued interest receivable	3,293	3,341
Deferred tax asset, net	5,272	6,078
Other real estate owned	2,256	3,680
Prepaid FDIC deposit insurance assessment	2,815	3,549
Other assets	5,655	5,569

Total assets	$890,318	$872,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Deposits:
Noninterest-bearing	$64,708	$65,407
Interest-bearing	609,590	593,380

Total deposits	674,298	658,787

Mortgagors’ and investors’ escrow accounts	1,696	3,591
Federal Home Loan Bank advances	114,169	116,100
Junior subordinated debt owed to unconsolidated trust	8,248	8,248
Accrued expenses and other liabilities	10,002	8,166

Total liabilities	808,413	794,892

Stockholders’ Equity:
Preferred stock ($.01 par value; 1,000,000 shares authorized; none issued)	—	—
Common stock ($.01 par value; 75,000,000 shares authorized; 12,563,750 shares issued; 11,777,496 and 11,789,202 shares outstanding at September 30, 2010 and December 31, 2009, respectively)	126	126
Additional paid-in-capital	52,212	52,230
Unallocated common shares held by ESOP	(2,987)	(3,230)
Unearned restricted shares	(27)	(193)
Retained earnings	40,025	38,883
Accumulated other comprehensive income (loss)	595	(2,389)
Treasury stock at cost (786,254 and 774,548 shares at September 30, 2010 and December 31, 2009, respectively)	(8,039)	(7,965)

Total stockholders’ equity	81,905	77,462

Total liabilities and stockholders’ equity	$890,318	$872,354

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts/Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and dividend income:
Loans, including fees	$8,309	$8,818	$25,165	$26,857
Securities:
Taxable interest	1,522	1,864	4,844	5,912
Tax-exempt interest	7	17	36	30
Dividends	6	10	17	37
Other	32	14	81	91

Total interest and dividend income	9,876	10,723	30,143	32,927

Interest expense:
Deposits	2,262	3,297	7,379	10,128
Federal Home Loan Bank advances	1,051	1,337	3,163	4,258
Subordinated debt	44	47	124	177

Total interest expense	3,357	4,681	10,666	14,563

Net interest income	6,519	6,042	19,477	18,364

Provision for loan losses	270	700	692	2,630

Net interest income after provision for loan losses	6,249	5,342	18,785	15,734

Noninterest income:
Total other-than-temporary impairment losses on securities	(160)	—	(492)	(150)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(160)	—	(492)	(150)
Service fees	1,248	1,291	3,825	3,739
Wealth management fees	1,011	983	3,065	2,910
Increase in cash surrender value of bank-owned life insurance	73	74	216	220
Net gain (loss) on sale of securities	197	(127)	878	127
Net (loss) gain on disposal of equipment	(5)	(5)	(5)	99
Mortgage banking fees	221	181	576	519
Other	(60)	287	12	35

Total noninterest income	2,525	2,684	8,075	7,499

Noninterest expenses:
Salaries and employee benefits	3,684	3,777	11,895	11,979
Occupancy and equipment	1,433	1,376	4,197	4,182
Computer and electronic banking services	958	941	2,852	2,564
Outside professional services	210	235	746	704
Marketing and advertising	179	215	569	624
Supplies	112	119	377	401
FDIC deposit insurance and regulatory assessments	321	333	989	1,205
Other	777	611	2,351	1,987

Total noninterest expenses	7,674	7,607	23,976	23,646

Income (loss) before income tax provision (benefit)	1,100	419	2,884	(413)
Income tax provision (benefit)	262	41	840	(228)

Net income (loss)	$838	$378	$2,044	$(185)

Net income (loss) per share:
Basic	$0.07	$0.03	$0.18	$(0.02)
Diluted	$0.07	$0.03	$0.18	$(0.02)

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Dollars in Thousands, Except Share Amounts/Unaudited)

	Common Stock		Additional Paid-in Capital	Unallocated Common Shares Held by ESOP	Unearned Restricted Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Dollars

Balance at December 31, 2009	12,563,750	$126	$52,230	$(3,230)	$(193)	$38,883	$(2,389)	$(7,965)	$77,462

Cumulative effect adjustment for change in accounting principle for embedded credit derivatives	—	—	—	—	—	(652)	652	—	—

Comprehensive income:
Net income	—	—	—	—	—	2,044	—	—	2,044
Net unrealized gains on available for sale securities, net of reclassification adjustment and tax effects	—	—	—	—	—	—	2,555	—	2,555
Net unrealized loss on interest-rate swap derivative	—	—	—	—	—	—	(223)	—	(223)

Total comprehensive income									4,376

Cash dividends declared ($0.06 per share)	—	—	—	—	—	(250)	—	—	(250)

Treasury stock purchased	—	—	—	—	—	—	—	(74)	(74)

Equity incentive plan awards earned	—	—	75	—	166	—	—	—	241

Committed to release 24,222 ESOP shares	—	—	(93)	243	—	—	—	—	150

Balance at September 30, 2010	12,563,750	$126	$52,212	$(2,987)	$(27)	$40,025	$595	$(8,039)	$81,905

See accompanying notes to unaudited interim consolidated financial statements.

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands/Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,044	$(185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	692	2,630
Employee stock ownership plan expense	150	117
Equity incentive plan expense	241	558
Amortization (accretion) of investment premiums and discounts, net	318	(129)
Amortization of loan premiums and discounts, net	513	178
Depreciation and amortization of premises and equipment	1,472	1,442
Amortization of core deposit intangible	24	32
Amortization of mortgage servicing rights	145	111
Net gain on sale of securities	(878)	(127)
Net loss on trading securities	129	—
Deferred income tax benefit	(846)	(38)
Loans originated for sale	(34,812)	(47,585)
Proceeds from sale of loans held for sale	28,270	46,783
Net gain on sale of loans	(419)	(587)
Net loss (gain) on disposal of equipment	5	(99)
Net loss (gain) on sale of other real estate owned	48	(7)
Increase in cash surrender value of bank-owned life insurance	(216)	(220)
Gain on bank-owned life insurance	—	(291)
Impairment losses on securities	492	150
Reduction in carrying value of other real estate owned	282	—
Change in operating assets and liabilities:
Accrued interest receivable	48	250
Other assets	928	43
Accrued expenses and other liabilities	1,783	(764)

Net cash provided by operating activities	413	2,262

Cash flows from investing activities:
Purchases of available for sale securities	(71,538)	(64,105)
Proceeds from sales of available for sale securities	40,144	13,610
Proceeds from maturities of and principal repayments on available for sale securities	44,992	45,233
Net decrease in loans	29,421	29,405
Purchases of loans receivable	(29,337)	(27,037)
Proceeds from sale of other real estate owned	2,888	1,600
Purchases of premises and equipment	(690)	(3,377)
Proceeds from bank-owned life insurance	—	561
Net cash paid for branch sale	—	(619)

Net cash provided by (used in) investing activities	15,880	(4,729)

Cash flows from financing activities:
Net increase in deposits	15,511	36,552
Net decrease in mortgagors’ and investors’ escrow accounts	(1,895)	(1,857)
Proceeds from Federal Home Loan Bank advances	23,355	4,032
Repayments of Federal Home Loan Bank advances	(25,286)	(20,532)
Cash dividends on common stock	(250)	—
Treasury stock purchased	(74)	(68)

Net cash provided by financing activities	11,361	18,127

SI FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In Thousands/Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net change in cash and cash equivalents	$27,654	$15,660
Cash and cash equivalents at beginning of period	24,204	23,203

Cash and cash equivalents at end of period	$51,858	$38,863

Supplemental cash flow information:
Interest paid	$10,672	$14,653
Income taxes paid, net	204	731
Transfer of loans to other real estate owned	1,794	2,691

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

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

Basis of Financial Statement Presentation

The interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and general practices within the banking industry. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been omitted. Information in the accompanying interim consolidated financial statements and notes to the financial statements of the Company as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is unaudited. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements of the Company and the accompanying notes for the year ended December 31, 2009 contained in the Company’s
Form 10-K.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows as of and for the period covered herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the year ending December 31, 2010.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

Reclassifications

Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. Income statement amounts totaling $417,000 and $978,000 of net deferred loan origination fees and costs were reclassified from salaries and benefits expense to loan interest and fee income and mortgage banking fees for the three and nine months ended September 30, 2009, respectively. Such reclassifications had no effect on net income.

Derivative Financial Instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheet and measured at fair value.

Interest Rate Swap Agreement

The Company uses an interest rate swap agreement, as part of its interest rate risk management strategy, to hedge various exposures or to modify interest rate characteristics of certain balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. The Company’s swap agreement is a derivative instrument and generally converts a portion of the Company’s variable-rate debt to a fixed rate.

The Company has characterized its interest rate swap as a cash flow hedge. Cash flow hedges are used to minimize the variability in cash flows of assets or liabilities, or forecasted transactions caused by interest rate fluctuations, and are recorded at fair value in other assets or liabilities within the Company’s balance sheets. Changes in the fair value of these cash flow hedges are initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on derivative instrument, if any, is recognized in earnings.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in earnings. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Trading Activities

Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

Scope Exception Related to Embedded Credit Derivatives – In March 2010, the FASB amended its standards related to derivatives and hedging to clarify that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. Upon initially adopting the amendments of this update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset. The provisions of the update became effective on July 1, 2010. The Company recorded a cumulative effect adjustment for a change in accounting principle as a reduction to retained earnings and an increase in accumulated other comprehensive income of $652,000 related to the adoption of this update.

Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset - In April 2010, the FASB issued guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. It allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. This update is effective for modifications of loans accounted for with pools in the first interim or annual period ending on or after July 15, 2010. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance requiring additional disclosures that facilitate financial statement users’ evaluation of: (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This amendment is expected to have a significant impact on the disclosures in Company’s consolidated financial statements.

NOTE 2. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares are considered outstanding in the computation of basic earnings per share since the shares participate in dividends and the right to the dividends are non-forfeitable. Diluted net income (loss) per share is computed in a manner similar to basic net income per share except that the weighted average number of shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. The Company’s common stock equivalents relate solely to stock options. Treasury shares and unallocated common shares held by the Bank’s Employee Stock Ownership Plan (“ESOP”) are not deemed outstanding for earnings per share calculations.

Anti-dilutive shares include common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2009, all common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share. The Company had weighted average anti-dilutive options outstanding of 426,750 and 433,640 for the three and nine months ended September 30, 2010, respectively, and 468,837 and 473,271 for the three and nine months ended September 30, 2009, respectively. The computation of earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Share Amounts)	2010	2009	2010	2009
Net income (loss)	$838	$378	$2,044	$(185)

Weighted average common shares outstanding:
Basic	11,470,777	11,450,188	11,468,498	11,447,940
Effect of dilutive stock options	11,212	—	6,816	—

Diluted	11,481,989	11,450,188	11,475,314	11,447,940

Net income (loss) per share:
Basic	$0.07	$0.03	$0.18	$(0.02)
Diluted	$0.07	$0.03	$0.18	$(0.02)

NOTE 3. SECURITIES

Trading securities:

During the third quarter of 2010, the Company elected to fair value two collateralized debt obligations, previously reported as available for sale securities, and report them as trading securities in accordance with applicable guidance. These securities had an amortized cost of $526,000 and $1.7 million and fair value of $526,000 and $739,000 at September 30, 2010 and December 31, 2009, respectively. Cumulative unrealized losses at the date of election totaling $652,000 were reclassified from accumulated other comprehensive income to retained earnings as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not purchase securities with the intent of selling them in the near term, thus there are no other securities in the trading portfolio. For the nine months ended September 30, 2010 and 2009, the net losses recognized on trading activities were $129,000 and $0, respectively.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

Available for sale securities:

The amortized cost, gross unrealized gains and losses and approximate fair values of available for sale securities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Government and agency obligations	$24,799	$336	$(10)	$25,125
Government-sponsored enterprises	13,079	365	—	13,444
Mortgage-backed securities:(2)
Agency - residential	89,568	3,574	(79)	93,063
Non-agency - residential	12,466	238	(772)	11,932
Non-agency - HELOC	4,029	—	(678)	3,351
Corporate debt securities	14,502	322	(58)	14,766
Collateralized debt obligations	6,476	—	(2,256)	4,220
Obligations of state and political subdivisions	5,755	279	—	6,034
Tax-exempt securities	210	6	—	216
Foreign government securities	100	—	—	100

Total debt securities	170,984	5,120	(3,853)	172,251

Equity securities:
Equity securities - financial services	1,024	—	(27)	997

Total available for sale securities	$172,008	$5,120	$(3,880)	$173,248

(1)	Net of OTTI write-downs recognized in earnings.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Government and agency obligations	$35,945	$393	$(109)	$36,229
Government-sponsored enterprises	13,980	137	(82)	14,035
Mortgage-backed securities:(2)
Agency - residential	89,751	3,467	(119)	93,099
Non-agency - residential	18,690	—	(2,471)	16,219
Non-agency - HELOC	4,328	—	(2,132)	2,196
Corporate debt securities	6,979	355	(13)	7,321
Collateralized debt obligations	8,153	1	(3,116)	5,038
Obligations of state and political subdivisions	5,003	145	(17)	5,131
Tax-exempt securities	3,210	9	—	3,219
Foreign government securities	100	—	—	100

Total debt securities	186,139	4,507	(8,059)	182,587

Equity securities:
Equity securities - financial services	1,043	19	(87)	975

Total available for sale securities	$187,182	$4,526	$(8,146)	$183,562

(1)	Net of OTTI write-downs recognized in earnings, other than such noncredit-related amounts reclassified on January 1, 2009 as a cumulative effect adjustment for a change in accounting principle.
(2)

Agency securities refer to debt obligations issued or guaranteed by government corporations or government-sponsored enterprises (“GSEs”). Non-agency securities, or private-label securities, are the sole obligation of their issuer and are not guaranteed by one of the GSEs or the U.S. Government.

The amortized cost and fair value of debt securities by contractual maturities at September 30, 2010 are presented below. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.

(In thousands)	Amortized Cost	Fair Value
Within 1 year	$2,614	$2,663
After 1 but within 5 years	26,971	27,735
After 5 but within 10 years	12,041	12,114
After 10 years	23,295	21,393

	64,921	63,905
Mortgage-backed securities	106,063	108,346

Total debt securities	$170,984	$172,251

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

The following is a summary of realized gains and losses on the sale of securities for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Gross gains on sales	$197	$153	$1,096	$634
Gross losses on sales	—	(280)	(218)	(507)

Net gain (loss) on sale of securities	$197	$(127)	$878	$127

Proceeds from the sale of available for sale securities were $6.3 million and $40.1 million for the three and nine months ended September 30, 2010, respectively, and were $4.1 million and $13.6 million for the three and nine months ended September 30, 2009, respectively.

The following tables present information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

September 30, 2010:	Less Than 12 Months		12 Months Or More		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Government and agency obligations	$—	$—	$947	$10	$947	$10
Mortgage-backed securities:
Agency - residential	14,029	79	—	—	14,029	79
Non-agency - residential	—	—	7,092	772	7,092	772
Non-agency - HELOC	—	—	3,351	678	3,351	678
Corporate debt securities	3,785	58	—	—	3,785	58
Collateralized debt obligations	84	3	4,136	2,253	4,220	2,256
Equity securities - financial services	240	15	747	12	987	27

Total	$18,138	$155	$16,273	$3,725	$34,411	$3,880

December 31, 2009:	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency obligations	$17,114	$90	$1,631	$19	$18,745	$109
Government-sponsored enterprises	5,899	82	—	—	5,899	82
Mortgage-backed securities:
Agency - residential	11,126	119	—	—	11,126	119
Non-agency - residential	5,094	80	11,125	2,391	16,219	2,471
Non-agency - HELOC	—	—	2,196	2,132	2,196	2,132
Corporate debt securities	995	13	—	—	995	13
Collateralized debt obligations	1,337	826	3,613	2,290	4,950	3,116
Obligations of state and political subdivisions	483	17	—	—	483	17
Equity securities - financial services	201	62	734	25	935	87

Total	$42,249	$1,289	$19,299	$6,857	$61,548	$8,146

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. These include, but are not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Noncredit-related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

At September 30, 2010, thirty-one debt securities with gross unrealized losses had aggregate depreciation of 10.34% of the Company’s amortized cost basis. The majority of the unrealized losses related to the Company’s non-agency mortgage-backed securities and collateralized debt obligations as discussed below.

Debt Securities:

U.S. Government and Agency Obligations and Government-Sponsored Enterprises. The unrealized losses on the Company’s U.S. Government and agency obligations and government-sponsored enterprises related primarily to a widening of the rate spread to comparable treasury securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage-backed Securities – Agency - Residential. The unrealized losses on the Company’s agency–residential mortgage-backed securities were caused by increases in the rate spread to comparable treasury securities. The Company does not expect these securities to settle at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Mortgage-backed Securities - Non-agency - Residential. The unrealized losses on the Company’s non-agency-residential mortgage-backed securities are primarily due to the fact that these securities continue to trade well below historic levels, particularly those backed by jumbo or hybrid loan collateral. In particular, three non-agency mortgage-backed securities displayed market pricing below book value and were rated below investment grade at September 30, 2010. At September 30, 2010, management evaluated credit rating details for the tranche owned, as well as credit information on subordinate tranches, potential future credit losses and loss analyses. Additionally, management reviewed reports prepared by an independent third party for certain non-agency mortgage-backed securities. The Company previously recorded OTTI on one of these non-agency mortgage-backed securities totaling $899,000 related to credit and recognized additional credit-related losses of $160,000 during the quarter ended September 30, 2010. The Company did not record any further impairment losses at September 30, 2010 because the Company does not intend to sell the investments and it is not

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. See the table of non-agency mortgage-backed securities rated below investment grade as of September 30, 2010 for more details.

Mortgage-backed Securities - Non-agency - HELOC. The unrealized loss on the Company’s non-agency - HELOC mortgage-backed security is related to one security whose market has been illiquid. This security is collateralized by home equity lines of credit secured by first and second liens and insured by Financial Security Assurance. At September 30, 2010, management evaluated credit rating details, collateral support and loss analyses. All of the unrealized losses on this security relate to factors other than credit. Because the Company does not intend to sell this security and it is not more likely than not that the Company will be required to sell this security before the recovery of its amortized cost basis, which may be at maturity, the Company did not record an impairment loss at September 30, 2010.

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

Management evaluated current credit ratings, credit support and stress testing for future defaults related to the Company’s PTPS. Management also reviewed analytics provided by the trustee and independent OTTI review and associated cash flow analyses performed by an independent third party. The unrealized losses on the Company’s PTPS investments were caused by a lack of liquidity, credit downgrades and decreasing credit support. The increased number of bank and insurance company failures has decreased the level of credit support for these investments. A number of lower tranche income issues have foregone payments or have received payment in kind through increased principal allocations. The Company previously recorded OTTI losses on three PTPS investments totaling $1.2 million related to credit factors. During the third quarter, the Company elected to fair value two of these investments, which accounted for nearly all of the previously recorded OTTI. At September 30, 2010, based on the existing credit profile, management does not believe that these investments will suffer from any further credit-related losses. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company did not record additional impairment losses at September 30, 2010. See the table of collateralized debt obligations rated below investment grade as of September 30, 2010 for more details.

Equity Securities:

The Company’s investments in marketable equity securities consist of common and preferred stock of companies in the financial services sector. Management evaluated the near-term prospects of the issuers and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for an anticipated recovery of fair value. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe that the declines in market value are other-than-temporary at September 30, 2010.

As of September 30, 2010, for debt securities with OTTI losses, the Company estimated the portion of loss attributable to credit using a discounted cash flow model in accordance with applicable guidance. Significant inputs for the non-agency mortgage-backed securities included the estimated cash flows of the underlying collateral based on key assumptions, such as default rate, loss severity and prepayment rate. Assumptions used can vary widely from loan to loan, and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics and collateral type. Significant inputs for the collateralized debt obligations included estimated cash flows and prospective deferrals, defaults and recoveries based on the underlying seniority status and subordination structure of the pooled trust

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

preferred debt tranche at the time of measurement. Prospective deferral, default and recovery estimates affecting projected cash flows were based on an analysis of the underlying financial condition of the individual issuers, with consideration of the account’s capital adequacy, credit quality, lending concentrations and other factors. All cash flow estimates were based on the securities’ tranche structure and contractual rate and maturity terms. The Company utilized the services of a third-party valuation firm to obtain information about the structure in order to determine how the underlying collateral cash flows will be distributed to each security issued from the structure. The present value of the expected cash flows was compared to the Company’s holdings to determine the credit-related impairment loss, if any. To the extent that continued changes in interest rates, credit movements and other factors that influence fair value of investments occur, the Company may be required to record additional impairment charges for OTTI in future periods.

The following table details the Company’s non-agency mortgage-backed security holdings that are rated below investment grade as of September 30, 2010 (dollars in thousands).

Security	Class (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (2)	Total Credit- Related OTTI (3)	Credit Support Coverage Ratios (4)

MBS 1	SSNR, AS	$3,053	$—	$406	$2,647	CCC	$—	0.816
MBS 2	SSUP, AS	388	62	—	450	CC	1,059	0.351
MBS 3	PT, AS	470	8	—	478	CC	—	0.883

		$3,911	$70	$406	$3,575		$1,059

(1)	Class definitions: PT - Pass Through, AS - Accelerated, SSNR - Super Senior and SSUP - Senior Support.
(2)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(3)	The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2010.
(4)

The credit support coverage ratio, which is the ratio that determines the multiple of credit support, is based on assumptions for the performance of the loans within the delinquency pipeline. The assumptions used are: current collateral support/((60 day delinquencies × .60)+(90 day delinquencies × .70)+(foreclosures × 1.00) + (other real estate × 1.00)) × .40 for loss severity.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

The following table details the Company’s collateralized debt obligations that are rated below investment grade as of September 30, 2010 (dollars in thousands).

Security	Class	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Lowest Credit Rating (1)	Total Credit- Related OTTI (2)	% of Current Defaults and Deferrals to Total Collateral

CDO 1	B1	$1,000	$—	$362	$638	CCC	$—	9.0
CDO 2	B3	1,000	—	359	641	CCC	—	9.0
CDO 3	MEZ	88	—	3	85	CC	34	25.9
CDO 4 (3)	B	526	—	—	526	CC	376	22.5
CDO 5 (3)	C	—	—	—	—	C	809	35.5
CDO 6	A2	2,631	—	857	1,774	CCC	—	28.5
CDO 7	A1	1,757	—	675	1,082	CCC	—	30.4

		$7,002	$—	$2,256	$4,746		$1,220

(1)	The Company utilized credit ratings provided by Moody’s, S&P and Fitch in its evaluation of issuers.
(2)	The OTTI amounts provided in the table represent cumulative credit loss amounts through September 30, 2010.
(3)	These securities were transferred from available for sale securities to trading securities during the quarter ended September 30, 2010.

The following table presents a roll-forward of the balance of credit losses on the Company’s debt securities for which a portion of OTTI was recognized in other comprehensive income for the three and nine months ended September 30, 2010.

(In thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Balance at beginning of period	$2,119	$1,787
Amounts related to credit for which OTTI losses were not previously recognized	—	—
Additional credit losses for which OTTI losses were previously recognized	160	492

Balance at end of period	$2,279	$2,279

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 4. LOANS RECEIVABLE

The composition of the Company’s loan portfolio at September 30, 2010 and December 31, 2009 is as follows:

(In thousands)	September 30, 2010	December 31, 2009
Real estate loans:
Residential - 1 to 4 family	$281,530	$306,244
Multi-family and commercial	163,678	159,781
Construction	10,235	11,400

Total real estate loans	455,443	477,425

Consumer loans:
Home equity	25,169	22,573
Other	3,394	3,513

Total consumer loans	28,563	26,086

Commercial business loans:
SBA & USDA guaranteed	95,683	77,310
Other	28,316	30,239

Total commercial business loans	123,999	107,549

Total loans	608,005	611,060

Deferred loan origination costs, net of fees	1,600	1,523
Allowance for loan losses	(4,996)	(4,891)

Loans receivable, net	$604,609	$607,692

The following is a summary of information pertaining to impaired loans and nonaccrual loans.

(In thousands)	September 30, 2010	December 31, 2009

Impaired loans without valuation allowance	$2,781	$2,107
Impaired loans with valuation allowance	3,988	967

Total impaired loans	$6,769	$3,074

Valuation allowance related to impaired loans	$449	$267

Average recorded investment in impaired loans	$5,966	$7,808

Nonaccrual loans	$4,208	$3,007

Loans past due 90 days or more and still accruing	$—	$—

The Company reviews and establishes, if necessary, an allowance for certain impaired loans for the amount by which the discounted cash flows (or fair value of collateral or observable market value) are lower than the carrying value of the loan. For the periods presented, the Company concluded that certain impaired loans required no valuation allowance as a result of management’s measurement of impairment.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2010 and December 31, 2009 are summarized as follows:

(In thousands)	September 30, 2010	December 31, 2009

Land	$2,098	$2,098
Buildings	6,059	6,043
Leasehold improvements	7,786	7,736
Furniture and equipment	10,989	10,711
Construction in process	3	—

	26,935	26,588
Accumulated depreciation and amortization	(14,751)	(13,622)

Premises and equipment, net	$12,184	$12,966

At September 30, 2010, construction in process related to incidental branch improvements.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items along with net income are components of comprehensive income.

Components of other comprehensive income for the nine months ended September 30, 2010 are as follows:

(In thousands)	Before Tax Amount	Tax Effects	Net of Tax Amount
Securities:
Unrealized holding gains on available for sale securities	$2,692	$(915)	$1,777
Credit portion of OTTI losses recognized in net income	492	(167)	325
Noncredit portion of OTTI losses on available for sale securities	1,565	(532)	1,033
Reclassification adjustment for gains recognized in net income	(878)	298	(580)

Unrealized holding gains on available for sale securities, net of taxes	3,871	(1,316)	2,555

Derivative instrument:
Change in fair value of effective cash flow hedging derivative	(337)	114	(223)

Other comprehensive income	$3,534	$(1,202)	$2,332

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

September 30, 2010	Before Tax	Tax	Net of Tax
(In thousands)	Amount	Effects	Amount

Net unrealized gains on securities	$1,181	$(402)	$779
Noncredit portion of OTTI losses on available for sale securities	59	(20)	39
Net unrealized loss on effective cash flow hedging derivatives	(337)	114	(223)

Accumulated other comprehensive income	$903	$(308)	$595

December 31, 2009	Before Tax	Tax	Net of Tax
(In thousands)	Amount	Effects	Amount

Net unrealized gains on securities	$(1,992)	$597	$(1,395)
Noncredit portion of OTTI losses on available for sale securities	(1,506)	512	(994)

Accumulated other comprehensive loss	$(3,498)	$1,109	$(2,389)

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

At September 30, 2010 and December 31, 2009, the Bank met all capital adequacy requirements to which it was subject and the Bank was considered “well capitalized” under regulatory guidelines at each of those dates. There are no conditions or events since then that management believes have changed the Bank’s regulatory category.

The following is a summary of the Bank’s regulatory capital amounts and ratios as of September 30, 2010 and December 31, 2009.

September 30, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$75,454	14.96%	$40,350	8.00%	$50,437	10.00%
Tier I Risk-based Capital Ratio	70,557	13.99	20,174	4.00	30,260	6.00
Tier I Capital Ratio	70,557	8.08	34,929	4.00	43,662	5.00
Tangible Equity Ratio	70,557	8.08	13,098	1.50	N/A	N/A

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

December 31, 2009	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-based Capital Ratio	$74,095	14.30%	$41,452	8.00%	$51,815	10.00%
Tier I Risk-based Capital Ratio	69,201	13.36	20,719	4.00	31,078	6.00
Tier I Capital Ratio	69,201	8.02	34,514	4.00	43,143	5.00
Tangible Equity Ratio	69,201	8.02	12,943	1.50	N/A	N/A

NOTE 8. INCOME TAXES

The Company does not have any uncertain tax positions as of September 30, 2010 which requires accrual or disclosure. In accordance with the provisions of applicable accounting guidance, in future periods, the Company may record a liability for unrecognized tax benefits related to the recognition, derecognition or change in measurement of a tax position as a result of new tax positions, changes in management’s judgment about the level of uncertainty of existing tax positions, expiration of open income tax returns due to the statutes of limitation, status of examinations and litigation and legislative activity.

The Company has elected to report future interest and penalties related to unrecognized tax benefits, if any, as income tax expense in the Company’s consolidated statements of operations.

With limited exception, the Company is no longer subject to United States federal, state and local income tax examinations by the tax authorities for the years prior to 2007.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

•

Trading securities. The Company holds two securities designated as trading securities. The determination of the fair value for these securities is determined based on a discounted cash flow methodology. Certain inputs to the fair value calculation are unobservable and management determined that since an orderly and active market for these securities did not exist, the securities meet the definition of Level 3 securities.

•

Securities available for sale. Included in the available for sale category are both debt and equity securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company utilizes Interactive Data Corporation (“IDC”), a third-party, nationally-recognized pricing service to estimate fair value measurements for the majority of its portfolio. The pricing service evaluates each asset class based on relevant market information considering observable data but these prices do not represent binding quotes. The fair value prices on all investments are reviewed for reasonableness by management, which resulted in no adjustments to the IDC pricing as of September 30, 2010. Securities measured at fair value in Level 3 include collateralized debt obligations that are backed by trust preferred securities issued by banks, thrifts and insurance companies. Management determined that an orderly and active market for these securities and similar securities did not exist based on a significant reduction in trading volume and widening spreads relative to historical levels. The Company estimates future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the current level of deferrals and/or defaults and changes in credit rating as described in Note 3 and the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements and pricing for new issuances.

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

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

•

Derivative liability. The fair value of the Company’s interest rate swap is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of the derivative. The pricing analysis is based on observable inputs for the contractual term of the derivative, including the period to maturity and interest rate curves.

•

Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. There were no liabilities measured at fair value on a recurring basis at December 31, 2009. The Company had no significant transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2010.

	September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Trading securities	$—	$—	$526	$526
U.S. Government and agency obligations	1,045	24,080	—	25,125
Government-sponsored enterprises	—	13,444	—	13,444
Mortgage-backed securities	—	108,346	—	108,346
Corporate debt securities	—	14,766	—	14,766
Collateralized debt obligations	—	—	4,220	4,220
Obligations of state and political subdivisions	—	6,034	—	6,034
Tax-exempt securities	—	216	—	216
Foreign government securities	—	100	—	100
Equity securities	257	740	—	997
Derivative liability	—	337	—	337

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

	December 31, 2009
(In thousands)	Level 1	Level 2	Level 3	Total

U.S. Government and agency obligations	$1,939	$34,290	$—	$36,229
Government-sponsored enterprises	—	14,035	—	14,035
Mortgage-backed securities	—	111,514	—	111,514
Corporate debt securities	—	7,321	—	7,321
Collateralized debt obligations	—	—	5,038	5,038
Obligations of state and political subdivisions	—	5,131	—	5,131
Tax-exempt securities	—	3,219	—	3,219
Foreign government securities	—	100	—	100
Equity securities	247	728	—	975

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(In thousands)

Balance at January 1, 2010	$5,038
Transfers to/from Level 3	—
Impairment charges included in net income	—
Decrease in fair value of available for sale securities included in other comprehensive income	(292)

Balance at September 30, 2010	$4,746

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or adjustments of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of September 30, 2010 and 2009. The losses (gains) represent the amount of adjustments recorded on assets held at September 30, 2010 and 2009. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2010 or 2009.

	At September 30, 2010			Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total (Gains) Losses	Total Losses
Impaired loans	$—	$—	$1,093	$(17)	$380
Other real estate owned	—	—	2,256	40	282

Total assets	$—	$—	$3,349	$23	$662

	At September 30, 2009			Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
(In thousands)	Level 1	Level 2	Level 3	Total Losses	Total Losses
Impaired loans	$—	$—	$3,091	$729	$106
Other real estate owned	—	—	1,098	—	—

Total assets	$—	$—	$4,189	$729	$106

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

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

The amount of other real estate owned represents the carrying value of the collateral based on the appraised value of the underlying collateral less selling costs. The Company recognized losses of $40,000 and $282,000 for the three and nine months ended September 30, 2010 to reduce the carrying value on other real estate owned at September 30, 2010. There were no recognized losses on other real estate owned for the three and nine months ended September 30, 2009.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2010 and December 31, 2009. The estimated fair value amounts at September 30, 2010 and December 31, 2009 have been measured as of each respective date, and the estimated fair value amounts at December 31, 2009 have not been re-evaluated or updated for purposes of the consolidated financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end. The information presented should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets. Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other banks may not be meaningful.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

As of September 30, 2010 and December 31, 2009, the recorded carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Noninterest-bearing deposits	$11,755	$11,755	$12,889	$12,889
Interest-bearing deposits	4,508	4,508	2,350	2,350
Federal funds sold	35,595	35,595	8,965	8,965
Trading securities	526	526	—	—
Available for sale securities	173,248	173,248	183,562	183,562
Loans held for sale	7,093	7,093	396	396
Loans receivable, net	604,609	612,707	607,692	609,155
Federal Home Loan Bank stock	8,388	8,388	8,388	8,388
Accrued interest receivable	3,293	3,293	3,341	3,341

Financial Liabilities:
Savings deposits	62,847	62,847	61,312	61,312
Demand deposits, negotiable orders of withdrawal and money market accounts	311,772	311,772	286,166	286,166
Certificates of deposit	299,679	303,275	311,309	315,777
Mortgagors’ and investors’ escrow accounts	1,696	1,696	3,591	3,591
Federal Home Loan Bank advances	114,169	120,536	116,100	118,693
Junior subordinated debt owed to unconsolidated trust	8,248	5,505	8,248	5,734
Derivative liability	337	337	—	—

Off-Balance Sheet Instruments

Loan commitments on which the committed interest rate is less than the current market rate are immaterial at September 30, 2010 and December 31, 2009.

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

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of the Company’s risk management strategy, the Company entered into an interest rate swap agreement on July 1, 2010 with a notional value of $8.0 million to convert the floating rate interest on its junior subordinated debentures to a fixed rate of interest. The agreement provides for the Company to receive payments at a variable rate determined by a specified index (three-month LIBOR) in exchange for making payments at a fixed rate. The purpose of the hedge was to protect the Company from the risk of variability arising from the floating interest rate on the debentures. The agreement is entered into with a counterparty that meets established credit standards and contains master netting and collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in this contract was not significant at September 30, 2010.

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

The effective portion of unrealized changes in the fair value of derivative accounted as a cash flow hedge is reported in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized. Each quarter, the Company assesses the effectiveness of the hedge by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. The ineffective portion of changes in the fair value of the derivative is recognized into earnings, if any.

The unrealized loss relating to the Company’s interest rate swap was recorded as a derivative liability. Changes in the fair value of interest rate swaps designated as a cash flow hedge are reported in other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the junior subordinated debt affects earnings. No amount of other comprehensive income was reclassified into interest expense during the period ended September 30, 2010.

NOTE 11. SECOND STEP CONVERSION

On September 9, 2010, the Company, the Bank and SI Bancorp, MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) SI Bancorp, MHC will merge with and into SI Financial Group, with SI Financial Group as surviving entity (the “MHC Merger”), (ii) SI Financial Group will merge with and into new SI Financial Group (the “Holding Company”), a newly formed Maryland Corporation, with Holding Company as the surviving entity, (iii) the Bank will become a wholly-owned subsidiary of the Holding Company, (iv) the shares of common stock of the Company held by persons other than SI Bancorp, MHC will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (v) the Bank will issue all of its capital stock to SI Financial Group and (vi) the Holding Company will offer and sell shares of common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by SI Bancorp, MHC will be canceled and new shares of common stock, representing the approximate 61.9% ownership interest of SI Bancorp, MHC, will be offered for sale by the Holding Company. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of the Holding Company’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the Holding Company’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

At the time of conversion, liquidation accounts shall be established in an amount equal to the percentage of the outstanding shares of the Company owned by SI Bancorp, MHC before the MHC Merger, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition contained in the final offering prospectus for the conversion plus the value of the net assets of SI Bancorp, MHC as reflected in the latest statement of financial condition of SI Bancorp, MHC before the effective date of the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and the Holding Company (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may

SI FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009 AND DECEMBER 31, 2009

declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of SI Bancorp, MHC and the Office of Thrift Supervision. Meetings of the Company’s shareholders and SI Bancorp, MHC’s members are expected to be held to approve the Plan of Conversion in the fourth quarter of 2010. If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of September 30, 2010, the Company incurred costs aggregating $241,000 related to the conversion.

NOTE 12. SUBSEQUENT EVENT

On October 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share, to be paid on or about November 26, 2010 to stockholders of record as of the close of business on November 8, 2010. SI Bancorp, MHC, the Company’s mutual holding company parent, intends to waive receipt of its dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding changes in the Company’s financial condition as of September 30, 2010 and December 31, 2009 and its results of operations for the three and nine months ended September 30, 2010 and 2009. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this document as well as with management’s discussion and analysis of financial condition and results of operations and consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the United States government, including policies of the United States Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area and changes in relevant accounting principles and guidelines. Additional factors that may affect the Company’s results are discussed in the Company’s Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Assets:

Summary. Total assets increased $17.9 million, or 2.1%, to $890.3 million at September 30, 2010 from $872.4 million at December 31, 2009, principally due to increases of $27.7 million in cash and cash equivalents and $6.7 million in loans held for sale, offset by decreases of $9.8 million in securities, $3.1 million in net loans receivable, $1.4 million in other real estate owned, $806,000 in net deferred tax assets, $782,000 in premises and equipment and $734,000 in prepaid FDIC deposit insurance assessment. Cash and cash equivalents increased as a result of an increase in deposits and security sales. The sale of mortgage-backed securities and U.S. government and agency obligations contributed to the decline in securities. The increase in net unrealized gains on available for sale securities resulted in a decrease in net deferred tax assets. Accumulated depreciation and amortization expense contributed to the decrease in premises and equipment at September 30, 2010.

Loans Receivable, Net. The net loan portfolio decreased $3.1 million. Loan originations decreased $42.8 million, or 34.1%, during 2010 as related to the comparable period in 2009 due to reduced demand and more stringent underwriting standards, as a result of adverse economic conditions. Changes in the loan portfolio consisted of the following:

•

Residential Loans. Residential mortgage loans continue to represent the largest segment of the Company’s loan portfolio at September 30, 2010, comprising 46.3% of the total loan portfolio. Residential mortgage loans decreased $24.7 million, or 8.1%. Contributing to the decrease was the sale of $28.1 million of longer-term fixed-rate residential mortgage loans. Residential construction loans increased $1.6 million, or 35.4%, and represented 1.0% of the total loan portfolio. Loan originations for residential loans decreased $48.2 million for the first nine months of 2010 over the comparable period in 2009.

•

Commercial Loans. At September 30, 2010, the commercial loan portfolio, which includes multi-family and commercial mortgage loans, commercial construction loans and commercial business loans, represented 48.0% of total loans. Multi-family and commercial mortgage loans increased $3.9 million, or 2.4%, offset by a decrease in commercial construction loans of $2.8 million. Loan originations for commercial mortgage loans increased $3.7 million during the first nine months of 2010 compared to the same period in 2009. Commercial business loans increased $16.5 million, or 15.3%, for 2010 primarily due to the purchase of $29.3 million in United States Department of Agriculture (“USDA”) and Small Business Administration (“SBA”) loans that are fully guaranteed by the U.S. Government. Loan originations for commercial business loans increased $1.6 million during the first nine months of 2010 compared same period in 2009.

•

Consumer Loans. Consumer loans represent 4.7% of the Company’s total loan portfolio. Consumer loans increased $2.5 million during the first nine months of 2010. Increases in home equity loans of $2.6 million were offset by decreases in other consumer loans. Loan originations for consumer loans decreased $9,000 for the nine months ended September 30, 2010 from the comparable period in 2009.

The allowance for loan losses totaled $5.0 million and $4.9 million at September 30, 2010 and December 31, 2009, respectively. The ratio of the allowance for loan losses to total loans increased slightly from 0.80% at December 31, 2009 to 0.81% at September 30, 2010. The USDA and SBA loan purchases, which are fully guaranteed by the full faith and credit of the U.S. government, required no allowance for loan losses.

The following table summarizes the activity in the allowance for loan losses at and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Balance at beginning of period	$4,878	$5,001	$4,891	$6,047

Provision for loan losses	270	700	692	2,630
Loans charged-off	(163)	(309)	(605)	(3,307)
Recoveries of loans previously charged-off	11	37	18	59

Balance at end of period	$4,996	$5,429	$4,996	$5,429

The following table provides information with respect to nonperforming assets and troubled debt restructurings as of the dates indicated.

(Dollars in Thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans:
Real estate loans
Residential - 1 to 4 family	$2,728	$2,597
Multi-family and commercial	935	—
Construction	375	375

Total real estate loans	4,038	2,972
Commercial business loans	170	35
Consumer loans	—	—

Total nonaccrual loans	4,208	3,007

Other real estate owned, net	2,256	3,680

Total nonperforming assets	6,464	6,687

Accruing troubled debt restructurings	2,561	67

Total nonperforming assets and troubled debt restructurings	$9,025	$6,754

Total nonperforming loans to total loans	0.68%	0.49%
Total nonperforming loans to total assets	0.47%	0.34%
Total nonperforming assets and troubled debt restructurings to total assets	1.01%	0.77%

Other real estate owned decreased $1.4 million from December 31, 2009 to September 30, 2010, primarily as a result of the sale of five residential and two commercial properties with an aggregate carrying value of $2.8 million. During the first nine months of 2010, the Company acquired one commercial and six residential properties with a carrying value totaling $1.6 million. The Company recorded write-downs on other real estate owned totaling $40,000 and $282,000 for the three and nine months ended September 30, 2010, respectively.

Troubled debt restructurings, which consisted of three commercial loans modified with interest rate concessions, totaled $3.5 million at September 30, 2010. The Company anticipates that the borrowers will repay all contractual principal and interest in accordance with the terms of their restructured loan agreements.

Liabilities:

Summary. Total liabilities were $808.4 million at September 30, 2010 compared to $794.9 million at December 31, 2009. Deposits, excluding escrow accounts, increased $15.5 million, or 2.4%, which included increases in NOW and money market accounts of $26.3 million and savings accounts of $1.5 million, offset by decreases in certificates of deposit of $11.6 million and noninterest-bearing deposits of $699,000. Deposit growth was attributable to marketing and promotional initiatives and competitively-priced deposit products. Borrowings decreased $1.9 million from $124.3 million at December 31, 2009 to $122.4 million at September 30, 2010, resulting from net repayments of Federal Home Loan Bank advances.

Equity:

Summary. Total stockholders’ equity increased $4.4 million from $77.5 million at December 31, 2009 to $81.9 million at September 30, 2010. The increase in stockholders’ equity was attributable to an increase in net unrealized gains on securities aggregating $2.6 million (net of taxes) and earnings of $2.0 million, offset by dividends of $250,000 and a net unrealized loss on an interest rate swap derivative of $223,000. On July 1, 2010, the Company recognized a cumulative effect adjustment for a change in accounting principle of $652,000 as a reduction in retained earnings and a corresponding increase in accumulated other comprehensive income as a result of electing to fair value two investments in the Company’s securities portfolio in accordance with guidance provided by FASB’s Scope Exception Related to Embedded Credit Derivatives. See Note 1 under “Recent Accounting Pronouncements” for more details.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income is comprised of the unrealized gains and losses on available for sale securities, net of taxes and unrealized gains and losses on derivative instruments, net of taxes. Net unrealized gains on securities, net of taxes, totaled $818,000 at September 30, 2010 as compared to net unrealized losses, net of taxes, totaling $2.4 million at December 31, 2009. Unrealized losses on available for sale securities at December 31, 2009 resulted from a decline in the market value of primarily the debt securities portfolio, which was recognized in accumulated other comprehensive loss on the consolidated balance sheets and a component of comprehensive income on the consolidated statement of changes in stockholders’ equity. A majority of the unrealized losses at December 31, 2009 related to the Company’s collateralized debt obligations and non-agency mortgage-backed securities. The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell such securities prior to the recovery of its amortized cost basis, which may be at maturity, less any credit losses. Net unrealized losses on derivative instruments, net of taxes, totaled $223,000 and $0 at September 30, 2010 and December 31, 2009, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

General. The Company reported net income of $838,000 for the three months ended September 30, 2010, an increase of $460,000, compared to net income of $378,000 for the three months ended September 30, 2009. The Company reported net income of $2.0 million for the nine months ended September 30, 2010, an increase of $2.2 million, compared to a net loss of $185,000 for the nine months ended September 30, 2009. The increase in net income was due an increase in net interest income, a decrease in the provision for loan losses and for the nine-month period, an increase in noninterest income, offset by increases in the provision for income taxes and noninterest expenses.

Interest and Dividend Income. For the three months ended September 30, 2010, interest and dividend income decreased $847,000, or 7.9%, to $9.9 million due to lower yields earned on interest-earning assets and a decrease in the average balance of loans, offset by an increase in the average balance of securities and other interest-earning assets. The yield on interest-earning assets decreased 50 basis points to 4.66%. The Company experienced declines in the average balance of loans of $19.4 million and the yield on loans of 15 basis points. The average balance of securities rose $13.3 million, offset by a decrease in the yield of 106 basis points.

For the nine months ended September 30, 2010, interest and dividend income decreased $2.8 million, or 8.5%, to $30.1 million due to a lower yield earned on interest-earning assets and a decrease in the average balance of loans, offset by an increase in the average balance of securities and other interest-earning assets. The yield on interest-earning assets decreased 53 basis points to 4.84%, with the yield on securities contributing the largest decrease of 122 basis points to 3.41%. The Company experienced declines in the average balance of loans of $19.0 million and the yield on loans of 19 basis points. The decreases in yields were due to lower market interest rates.

Interest Expense. For the three months ended September 30, 2010, interest expense decreased $1.3 million due to lower rates paid on deposits and borrowings and a $13.0 million decrease in the average balance of

Federal Home Loan Bank advances, offset by an increase in the average balance of interest-bearing deposits of $19.6 million. Rates paid on average deposits decreased 74 basis points from 2.21% to 1.47%. The rates paid on Federal Home Loan Bank advances and subordinated debt decreased 52 basis points and 14 basis points, respectively.

Interest expense decreased $3.9 million for the nine months ended September 30, 2010 versus the comparable period of 2009, resulting from decreases in the rates paid on deposits and borrowings and a $19.4 million decrease in the average balance of Federal Home Loan Bank advances, offset by an increase in the average balance of interest-bearing deposits of $25.9 million. Rates paid on average deposits decreased 71 basis points from 2.33% to 1.62%. The rates paid on Federal Home Loan Bank advances and subordinated debt decreased 56 basis points and 86 basis points, respectively. Contributing to the higher average deposits was an increase in predominately NOW and money market accounts of $36.1 million, offset by a decrease of $12.1 million in certificates of deposit.

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

	At or For the Three Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1) (2)	$612,138	$8,309	5.39%	$631,562	$8,818	5.54%
Securities (3)	188,839	1,537	3.23	175,570	1,898	4.29
Other interest-earning assets	39,415	32	0.32	18,013	14	0.31

Total interest-earning assets	840,392	9,878	4.66	825,145	10,730	5.16

Noninterest-earning assets	50,895			49,522

Total assets	$891,287			$874,667

Interest-bearing liabilities:
Deposits:
NOW and money market	$245,843	375	0.61	$209,060	535	1.02
Savings (4)	64,617	67	0.41	62,169	95	0.61
Certificates of deposit (5)	301,512	1,820	2.39	321,135	2,667	3.29

Total interest-bearing deposits	611,972	2,262	1.47	592,364	3,297	2.21

FHLB advances	114,169	1,051	3.65	127,133	1,337	4.17
Subordinated debt	8,248	44	2.12	8,248	47	2.26

Total interest-bearing liabilities	734,389	3,357	1.81	727,745	4,681	2.55

Noninterest-bearing liabilities	74,899			70,666

Total liabilities	809,288			798,411

Total stockholders’ equity	81,999			76,256

Total liabilities and stockholders’ equity	$891,287			$874,667

Net interest-earning assets	$106,003			$97,400

Tax equivalent net interest income (3)		6,521			6,049
Tax equivalent interest rate spread (6)			2.85%			2.61%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.08%			2.91%

Average of interest-earning assets to average interest-bearing liabilities			114.43%			113.38%

Less tax equivalent adjustment (3)		(2)			(7)

Net interest income		$6,519			$6,042

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amounts reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts.
(5)	Includes brokered deposits.
(6)	Tax equivalent net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(7)	Tax equivalent net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

	At or For the Nine Months Ended September 30,
	2010			2009
(Dollars in thousands)	Average Balance	Interest & Dividends	Average Yield/ Rate	Average Balance	Interest & Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1) (2)	$609,598	$25,165	5.52%	$628,641	$26,857	5.71%
Securities (3)	192,670	4,909	3.41	172,995	5,989	4.63
Other interest-earning assets	30,375	81	0.36	17,695	91	0.69

Total interest-earning assets	832,643	30,155	4.84	819,331	32,937	5.37

Noninterest-earning assets	52,313			47,515

Total assets	$884,956			$866,846

Interest-bearing liabilities:
Deposits:
NOW and money market	$238,285	1,279	0.72	$202,204	1,721	1.14
Savings (4)	64,227	228	0.47	62,327	320	0.69
Certificates of deposit (5)	305,447	5,872	2.57	317,509	8,087	3.41

Total interest-bearing deposits	607,959	7,379	1.62	582,040	10,128	2.33

FHLB advances	115,483	3,163	3.66	134,930	4,258	4.22
Subordinated debt	8,248	124	2.01	8,248	177	2.87

Total interest-bearing liabilities	731,690	10,666	1.95	725,218	14,563	2.68

Noninterest-bearing liabilities	72,520			66,951

Total liabilities	804,210			792,169
Total stockholders’ equity	80,746			74,677

Total liabilities and stockholders’ equity	$884,956			$866,846

Net interest-earning assets	$100,953			$94,113

Tax equivalent net interest income (3)		19,489			18,374
Tax equivalent interest rate spread (6)			2.89%			2.69%

Tax equivalent net interest margin as a percentage of interest-earning assets (7)			3.13%			3.00%

Average of interest-earning assets to average interest-bearing liabilities			113.80%			112.98%

Less tax equivalent adjustment (3)		(12)			(10)

Net interest income		$19,477			$18,364

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
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

	Three Months Ended September 30, 2010 and 2009			Nine Months Ended September 30, 2010 and 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Interest and dividend income:
Loans (1)(2)	$(242)	$(267)	$(509)	$(891)	$(801)	$(1,692)
Securities (3)	(496)	135	(361)	(1,707)	627	(1,080)
Other interest-earning assets	1	17	18	(57)	47	(10)

Total interest-earning assets	(737)	(115)	(852)	(2,655)	(127)	(2,782)

Interest-bearing liabilities:
Interest expense:
Deposits (4)	(966)	(69)	(1,035)	(2,732)	(17)	(2,749)
Federal Home Loan Bank advances	(158)	(128)	(286)	(523)	(572)	(1,095)
Subordinated debt	(3)	—	(3)	(53)	—	(53)

Total interest-bearing liabilities	(1,127)	(197)	(1,324)	(3,308)	(589)	(3,897)

Change in net interest income (3)	$390	$82	$472	$653	$462	$1,115

(1)	Amount is net of deferred loan origination fees and costs. Average balances include nonaccrual loans and loans held for sale.
(2)	Loan fees are included in interest income and are insignificant.
(3)

Securities income and net interest income are presented on a tax equivalent basis using a tax rate of 34%. The tax equivalent adjustment is deducted from tax equivalent net interest income to agree to the amount reported in the statements of income.

(4)	Includes mortgagors’ and investors’ escrow accounts and brokered deposits.

Provision for Loan Losses. The provision for loan losses decreased $430,000 and $1.9 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in the prior year. The lower provision in 2010 resulted from declines in nonperforming loans and net loan charge-offs, predominately in commercial real estate loans. At September 30, 2010, nonperforming loans totaled $4.2 million, compared to $6.7 million at September 30, 2009. Specific loan allowances relating to nonperforming loans decreased to $449,000 at September 30, 2010, compared to $721,000 at September 30, 2009. Net loan charge-offs were $152,000 and $587,000 for the three and nine months ended September 30, 2010, respectively, compared to $272,000 and $3.2 million for the three and nine months ended September 30, 2009, respectively. Higher loan charge-offs for the nine months ended September 30, 2009 primarily related to two commercial construction relationships aggregating $2.3 million.

Noninterest Income. The following table shows the components of noninterest income and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Service fees	$1,248	$1,291	$(43)	(3.3)%	$3,825	$3,739	$86	2.3%
Wealth management fees	1,011	983	28	2.8	3,065	2,910	155	5.3
Increase in cash surrender value of bank-owned life insurance	73	74	(1)	(1.4)	216	220	(4)	(1.8)
Net gain (loss) on sale of securities	197	(127)	324	(255.1)	878	127	751	591.3
Net impairment losses recognized in earnings	(160)	—	(160)	n/a	(492)	(150)	(342)	228.0
Mortgage banking fees	221	181	40	22.1	576	519	57	11.0
Net (loss) gain on disposal of equipment	(5)	(5)	—	0.0	(5)	99	(104)	(105.1)
Other	(60)	287	(347)	(120.9)	12	35	(23)	(65.7)

Total noninterest income	$2,525	$2,684	$(159)	(5.9)%	$8,075	$7,499	$576	7.7%

Wealth management fees rose $28,000 and $155,000, resulting from an increase in trust service fees for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Service fees increased $86,000 for the first nine months of 2010 primarily due to higher electronic banking usage, despite a decline of $43,000 from the comparable quarter in 2009. The Company recorded other-than-temporary impairment charges on one non-agency mortgage-backed security totaling $160,000 and $492,000 for the three and nine months ended September 30, 2010, respectively, compared to $0 and $150,000 for the three and nine months ended September 30, 2009, respectively. Higher other noninterest income for the third quarter of 2009 reflected $291,000 in death benefit proceeds received from a bank-owned life insurance policy. Other noninterest income for the nine months ended September 30, 2010 was offset by impairment charges of $12,000 to reduce the carrying value in the Bank’s small business investment company limited partnerships, compared to impairment charges of $383,000 for the same period in 2009.

Noninterest Expenses. The following table shows the components of noninterest expenses and the dollar and percentage changes for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	Dollar Change	Percent Change	2010	2009	Dollar Change	Percent Change
Salaries and employee benefits	$3,684	$3,777	$(93)	(2.5)%	$11,895	$11,979	$(84)	(0.7)%
Occupancy and equipment	1,433	1,376	57	4.1	4,197	4,182	15	0.4
Computer and electronic banking services	958	941	17	1.8	2,852	2,564	288	11.2
Outside professional services	210	235	(25)	(10.6)	746	704	42	6.0
Marketing and advertising	179	215	(36)	(16.7)	569	624	(55)	(8.8)
Supplies	112	119	(7)	(5.9)	377	401	(24)	(6.0)
FDIC deposit insurance and regulatory assessments	321	333	(12)	(3.6)	989	1,205	(216)	(17.9)
Other	777	611	166	27.2	2,351	1,987	364	18.3

Total noninterest expenses	$7,674	$7,607	$67	0.9%	$23,976	$23,646	$330	1.4%

Salary expense and related payroll taxes were lower for 2010 compared to 2009 due to reduced staffing. For both the three and nine months ended September 30, 2010, the Company experienced increases in costs associated with other real estate owned and in computer and electronic banking services expense as result of increased telecommunications costs and transaction activity. Noninterest expenses for 2009 reflected an FDIC-imposed industry-wide 5 basis point special assessment of $393,000 and prepayment penalties totaling $111,000 for the early extinguishment of Federal Home Loan Bank borrowings.

Income Tax Provision. For the three and nine months ended September 30, 2010, the provision for income taxes increased $221,000 and $1.1 million, respectively, versus the comparable period in 2009. The increase in the provision was due to higher pre-tax net income, offset by a reduction in the Company’s valuation allowance of $90,000 related to the expiration of unrealized federal charitable contribution and capital loss carry-forwards. The effective tax rate was 23.8% and 29.1% for the three and nine months ended September 30, 2010, respectively. The effective tax rate was 9.8% and 55.2% for the three and nine months ended September 30, 2009, respectively. The lower effective tax rate for the three months ended September 30, 2009 was due to lower pre-tax net income and a non-taxable gain on bank-owned life insurance proceeds.

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

The Company’s most liquid assets are cash and cash equivalents. The levels of these assets depend on the Company’s operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $51.9 million. Interest-bearing deposits and federal funds sold totaled $40.1 million.

Securities classified as available for sale, which provide additional sources of liquidity, totaled $173.2 million at September 30, 2010. In addition, at September 30, 2010, the Company had a potential borrowing capacity of $181.5 million from the FHLB, which included overnight lines of credit of $10.0 million. On that date, the Company had FHLB advances outstanding of $114.2 million and no overnight advances outstanding. Additionally, the Company has the ability to access the Federal Reserve Bank’s Discount Window on a collateralized basis. The Company believes that its liquid assets combined with the available line from the FHLB provide adequate liquidity to meet its current financial obligations.

The Company’s primary investing activities are the origination of loans and the purchase of securities and loans. For the nine months ended September 30, 2010, the Company originated $82.5 million of loans and purchased $71.5 million of securities and $29.3 million of loans. For the year ended December 31, 2009, the Company originated $146.3 million of loans and purchased $95.1 million of securities and $40.9 million of loans.

Financing activities consist primarily of activity in deposit accounts and in Federal Home Loan Bank advances. The Company utilizes Federal Home Loan Bank advances and deposits to fund asset growth. The Company experienced a net increase in total deposits, offset by a decrease in mortgagors’ and investors’ escrow accounts, of $13.6 million for the nine months ended September 30, 2010 and a net increase in total deposits, including mortgagors’ and investors’ escrow accounts, of $38.1 million for the year ended December 31, 2009, respectively. Certificates of deposit due within one year of September 30, 2010 totaled $158.6 million, or 23.5%, of total deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company generally manages the pricing of its deposits to be competitive and to increase core deposits and commercial banking relationships. Occasionally, the Company offers promotional rates on certain deposit products to attract deposits. The Company experienced a net decrease of $1.9 million in Federal Home Loan Bank advances for the nine months ended September 30, 2010 and $23.5 million for the year ended December 31, 2009.

In February 2008, the Company’s Board of Directors approved the repurchase of up to 596,000 shares of the Company’s outstanding stock. For the nine months ended September 30, 2010, the Company repurchased 11,706 shares of the Company’s common stock, which represents the shares withheld from employees to satisfy tax withholding obligations, at a cost of $74,000. At September 30, 2010, the remaining shares that may be repurchased under this plan totaled 499,336. Additional discussion about the Company’s liquidity and capital resources is contained in Item 7 in the Company’s 2009 Annual Report on Form 10-K.

SI Financial Group, Inc. is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, SI Financial Group is responsible for paying any dividends declared to its shareholders and making payments on its subordinated debentures. SI Financial Group also has repurchased shares of its common stock. SI Financial Group’s primary sources of funds are interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to SI Financial Group in any calendar year, without the receipt of prior approval from the OTS but with prior notice to the OTS, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2010, SI Financial Group had cash and cash equivalents of $4.5 million.

Payments Due Under Contractual Obligations

Information relating to payments due under contractual obligations is presented in the Company’s Form 10-K for the year ended December 31, 2009. There were no material changes in the Company’s payments due under contractual obligations between December 31, 2009 and September 30, 2010.

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

The contractual amount of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2010 and December 31, 2009 are as follows:

(In thousands)	September 30, 2010	December 31, 2009
Commitments to extend credit: (1)
Future loan commitments (2)	$12,977	$8,648
Undisbursed construction loans	9,260	9,843
Undisbursed home equity lines of credit	21,083	18,733
Undisbursed commercial lines of credit	14,191	12,390
Overdraft protection lines	1,378	1,425
Standby letters of credit (3)	181	784

Total commitments	$59,070	$51,823

(1)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

(2)

Includes fixed rate loan commitments of $7.4 million at interest rates ranging from 3.750% to 7.250% and $5.1 million at interest rates ranging from 4.375% to 7.000% at September 30, 2010 and December 31, 2009, respectively.

(3)	Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The Bank is a limited partner in two Small Business Investment Corporations (“SBIC”). At September 30, 2010, the Bank’s remaining off-balance sheet commitment for the capital investment in the SBICs was $757,000. The Bank recognized write-downs of $12,000 and $383,000 on its investment in the SBICs during the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Bank had outstanding commitments to purchase $4.4 million in guaranteed USDA and SBA loans.

For the nine months ended September 30, 2010, with the exception of the aforementioned commitments, the Company did not engage in any additional off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows. See Notes 6 and 12 to the consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4(T). Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and under Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and the Quarterly Report on Form 10-Q are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase equity securities during the three months ended September 30, 2010. On February 20, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 596,000 shares of the Company’s common stock. The maximum number of shares that may yet be purchased under the Company’s stock repurchase program are 499,336. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

Item 5. Other Information.

None.

Item 6. Exhibits.

2.0	Amended and Restated Plan of Conversion and Reorganization (1)

3.1	Charter of SI Financial Group, Inc. (2)

3.2	Bylaws of SI Financial Group, Inc. (3)

3.3	Amendment to Bylaws of SI Financial Group, Inc. re: age limitation (4)

3.4	Amendment to Bylaws of SI Financial Group, Inc. re: number of directors (5)

4.0	Specimen Stock Certificate of SI Financial Group, Inc. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	18 U.S.C. Section 1350 Certifications

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1/A, Registration No. 333-169302.
(2)

Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333- 116381.

(3)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on May 8, 2008.
(4)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 19, 2009.
(5)	Incorporated by reference into this document from the Exhibit filed with the Company’s Form 8-K, filed with the Securities and Exchange Commission on January 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI FINANCIAL GROUP, INC.

Date: November 15, 2010	/s/ Rheo A. Brouillard
Rheo A. Brouillard
President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2010	/s/ Brian J. Hull
Brian J. Hull
Executive Vice President, Treasurer and Chief Financial Officer
(principal financial and accounting officer)